Form 10-K
period 2005-12-31
MedAire, Inc.
filed 2006-03-30
CIK 1337301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission File Number: C025328-02
MEDAIRE, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0528631
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
80 East Rio Salado Parkway, Suite 610
Tempe, Arizona 85281
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: 480-333-3700

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, $.001 par value	Australian Stock Exchange
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock (Common Stock, $.001 par value) held by non-affiliates of the Registrant was $30,323,989 based upon the closing market price on June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of issued and outstanding shares of Common Stock, $.001 par value, as of March 22, 2006 was 57,453,583.

EXCHANGE ACT REPORTS AVAILABLE ON COMPANY WEBSITE
Under the “Investor Relations” page of the Company’s website located at www.medaire.com, the following filings are made available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A related to the Company’s Annual Shareholders Meeting, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     There are statements in this Annual Report on Form 10-K that are not historical facts. These forward-looking statements can be identified by the use of terminology such as: “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include the uncertain outcome of pending shareholder litigation, unanticipated trends in the various markets we serve, changes in health care, telemedicine or insurance regulations, international and domestic economic, competitive and security conditions, governmental regulation and associated legal costs and our ability to stay abreast of increasing technology demands. For a discussion of these risks, you should read this entire Annual Report on Form 10-K carefully, especially the risks discussed under “Risk Factors”. The forward looking statements included in this Annual Report on Form 10-K do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward looking statements contained in this Annual Report on Form 10-K will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

Item 1. Business
     MedAire is in the business of protecting the health, safety and security of people as they work, travel and/or live beyond the reach of their customary sources of care and safety. We provide this protection by acting as a client’s single source for emergency information and real-time assistance regardless of where in the world they are located — in the air, on land or at sea. MedAire both proactively provides relevant expert information to clients to prevent or mitigate risks, and reactively provides real-time expert advice and subsequent coordination of appropriate resources, should a client’s health, safety or security be at risk.
     The core capabilities that enable us to provide health, safety and security services on a global basis include:
•	A Global Response Center (“GRC”) that operates twenty-four hours a day, seven days a week and 365 days a year (24/7/365) which allows us to provide our clients guidance and assistance for managing health, safety or security emergencies and to coordinate logistics so that our clients or their employees or guests are able to access local medical or security assistance services;

•	Education, training and information programs to educate our clients and provide relevant consulting services; and

•	Resources such as medical kits to help manage health and security events and situations.
     When the Company was founded in 1985, our primary focus was to provide medical expertise on a remote basis. Our name “MedAire” was very apropos at the time since we were transmitting medical information “through the air.” In 2002, we added safety and security information, capability and expertise to our service portfolio. At that time, we enhanced the MedAire logo with the tag-line “A Health and Security Company.”
Industry Background
     We believe that real-time expert information and advice to assist globally mobile people with their health, safety and security concerns is an emerging industry, which we refer to as the global assistance industry. Companies participating in the global assistance industry include those companies with mobile technologies for transmitting relevant information (medical data, geographic position, environmental data, etc.), communications companies with infrastructure to facilitate such transmissions, and companies with relevant subject matter experts who can help to resolve health, safety or security concerns. Today, companies searching for this type of solution include those with employees, customers and/or guests in remote environments where appropriate health, safety, or security assistance is not available. While remote is often thought of as being a physical status (in flight or aboard a ship, for example), it can also be a social situation, because linguistic, cultural and political differences can be just as isolating.
     Currently, the markets we believe to be seeking access to real-time health, safety and security advice and guidance include:
—	Business Aviation;

—	Commercial Aviation;

—	Private Maritime (primarily yachts);

—	Commercial Maritime;

—	Business Travelers; and

—	U.S. Federal Government (primarily military).
     The following table summarizes the approximate revenue we generated in each market in 2005.

Market	Revenue
Business Aviation	$10,577,000
Commercial Aviation	7,849,000
Private Maritime	1,781,000
Commercial Maritime	1,158,000
Business Travelers	6,426,000
U.S. Federal Government	572,000

Total	$28,363,000

     The evolving global assistance industry is central to a number of other industries, but is distinctly differentiated by its specialized technology, processes and business characteristics that enable appropriate subject matter experts to provide real-time assistance in potentially life-threatening situations.

     Central industries include:
     Travel Assistance: The travel assistance industry is characterized by companies that focus primarily on referring international travelers and expatriates to local health, safety or security providers when a problem is encountered and managing payments once those third parties have rendered their respective services. The travel assistance industry is characterized by large assistance companies, some of which have been serving the European market for nearly 50 years. In the U.S., the travel assistance market is primarily served by International SOS Assistance, Inc., which started operations in the early 80’s.
     Telemedicine: The telemedicine industry itself is in its growing stage as technologies, business rules and the medical community define how to connect medical expertise that is available in one geographic location with the need for that expertise in another location. Today this is commonly done in the form of teleradiology, where x-rays are transmitted to specialists who may be thousands of miles away. These experts read the digital image and send back their assessment to the location where the x-ray was taken.
     Emergency Call Centers: In the United States emergency call centers are public services, such as 911, or private services, such as the OnStar system, available through General Motors. As with companies that operate in the travel assistance industry and MedAire, companies that provide services through emergency call centers are ready to take calls on any type of emergency. Also operating in this industry, although more specialized, are security alarm centers, such as ADT, which monitor building security, or American Medical Alarms, which monitors primarily elderly persons who are living independently. However, rather than providing expertise on-the-spot, the primary function of these emergency call centers is to facilitate the logistics of getting the most appropriate provider to the caller. Unlike travel assistance companies or MedAire, companies that provide services through emergency call centers typically have limited geographic coverage, such as just within the United States.
History
     We originally incorporated as MedAire Incorporated in the State of Arizona in 1985 and were reincorporated as MedAire, Inc. in October 2002 in the State of Nevada. At this time, we began offering safety and security-related services in addition to our then-existing portfolio of medical services and products.
     In 1998 we entered into a joint venture relationship with a company called MedCrew LLC and our founder to create a business called MedSpace, Inc. (MedSpace) and to focus on the assembly and distribution of medical kits. MedCrew LLC owned 49%, our founder owned 5%, and we owned 46% of MedSpace. In December 2003, we purchased the 49% interest of MedCrew LLC and the 5% interest of our founder. As of December 31, 2003 we made MedSpace, Inc. a division of MedAire, rather than a subsidiary.
     In 2001 we applied for and received International Organization for Standardization (ISO) certification and today maintain our certification as an ISO 9001:2000 compliant company. The International Organization for Standardization describes the 9001:2000 certification as follows: “ISO 9001:2000 specifies requirements for a quality management system for any organization that needs to demonstrate its ability to consistently provide product that meets customer and applicable regulatory requirements and aims to enhance customer satisfaction” (International Organization for Standardization Selection and Use of the ISO 9000:2000 Family of Standards). ISO compliance includes audits by an outside ISO auditing firm every 6 months. These audits examine our product-related policies and procedures, such as product testing, product storage and quality control, as well as service-related policies and procedures, such as internal communications, employee training and standards for service. We have found that ISO is well recognized in Europe, and our European clients respond positively to our ISO certification. ISO compliance is not required by our client contracts.
     In April 2002, we incorporated MedAire Limited in the United Kingdom. Located in Farnborough, the MedAire Limited sales, marketing and training office is responsible for European and Middle Eastern markets.
     In January 2003, we acquired Australia-based Global Doctor Limited, which operated a network of western-standard medical clinics in China, Thailand and Indonesia. Global Doctor was publicly traded on the Australian stock exchange (ASX), and we succeeded to their ASX listing after the acquisition under the new trading symbol MDE. We operate these medical clinics through our wholly-owned subsidiary Global Doctor Limited, incorporated in Samoa, which holds all of the interests in Global Doctor Limited, incorporated in Hong Kong, which, in turn, holds all of the interests in Global Doctor Network (Nanjing) Ltd., incorporated in China, Global Doctor Limited, incorporated in Thailand and P.T. Global Doctor, incorporated in Indonesia.
     In April 2004 we acquired Annapolis, Maryland-based Medical Advisory Systems (MAS) and used the MAS brand to enter the commercial maritime market providing remote medical assistance and pharmaceuticals. Additionally, in April 2004, we relocated all of MAS’ operations to our Arizona facilities.
     In August 2005, our board made the decision to consider the sale of our Global Doctor clinics located in China, other than the evacuation center located in Beijing. Our board based this decision upon a review of the strategic value of the individual clinics in China. Subsequent to this decision, the board later concluded that if a reasonable offer was received for the entire Global Doctor network of clinics, we would entertain such an offer. The board arrived at its decision after a review of the historical financial performance of the Global Doctor entity. The following table summarizes the financial performance of the Global Doctor entity for the years ended December 31, 2005, 2004, and 2003.

	Year Ended December 31,
	2005	2004	2003
Revenues from external customers	$3,326,480	$2,784,681	$2,116,000
Intersegment revenues	267,829	347,843	—
Pre-tax loss	(258,641)	(597,988)	(702,000)
     Although Global Doctor has steadily grown its revenue, the entity has been unable to reach the break-even point in the nearly three years we have owned and operated the network. We are uncertain of the entity’s ability to reach the break-even point in future years and have determined that an on-going preferred provider agreement with the Global Doctor clinics, pursuant to which we would direct our clients to the Global Doctor clinics for treatment and the applicable Global Doctor clinic would bill us on a per incident basis, would be preferable to owning clinics throughout Asia. This would enable our customers to continue to be serviced at the highest levels when traveling in Asia while decreasing the amount of management oversight and cash currently required to operate the clinics.
     On January 18, 2006, our board of directors approved the sale of the Global Doctor clinic operations to a buyer led by current management of such operations. The Company and Global Health Care Pty Ltd executed a definitive Share Sale Agreement documenting the terms of the sale of all the Company’s shares in the subsidiaries that operate the Company’s Global Doctor clinic operations in exchange for US$1,000,000, $50,000 of which was received related to the execution of the agreement, and the balance of which is due and payable at a closing to be held within 60 days of execution. In December 2005, we began the transfer of the mining rights sale agreement from Global Doctor to MedAire. At the closing date, we expect the gain on the sale of the Global Doctor clinic operations to be approximately $150,000 to $250,000, depending on the net assets at the closing date. We expect the impact on our go-forward financial statements to be a decrease to revenue of approximately $3.5 million and a decrease to pre-tax loss of approximately $0.5 million on an annual basis, however; we will be entering into a preferred provider agreement with the new owners, and expect additional revenues as provider services are utilized in our service offering to clients.
Business Overview
     We brand ourselves as a provider of 24/7/365, real-time, emergency health, safety and security advice, guidance and assistance services. We have in-house expertise and access to outside expert resources to provide people in remote environments with a single-call solution to resolve many medical and security-related situations.
     Complementing our global response capability, we provide clients with medical- and security-related training programs to help them prevent and ultimately better manage medical and/or security situations that may occur within their environments. These education and training services are supplemented by our geographic-specific, on-line information resources and our consulting services.
     In addition to the education services, our “total solution” also includes customizing resources for managing medical and security situations in specific environments in which clients operate. We assemble and distribute medical kits, and security related kits and other products from other companies, such as automated external defibrillators (AEDs), to provide support in the specific environments in which clients operate.
     Today, we support six markets with health, safety and security assistance, education and resource services and products. These markets are Business Aviation, Commercial Aviation, Private Maritime, Commercial Maritime, Business Travelers, and U.S. Federal Government (primarily military).
     We plan to continue to grow by expanding deeper into each of our current markets by leveraging our brand, relationships and expertise to find new clients and develop more services and products to sell to existing clients. We sell most of our services under annuity contracts ranging in term from one to five years. Our pricing is, therefore, based on the time period the contract covers, rather than the number of calls a client makes to our GRC. We do offer some transaction-priced services, such as medical evacuations, but in all sales efforts or businesses, our focus is on providing annuity-based services and products and a limited number of transactional services and products that can be converted into annuity types of client relationships. Approximately 80% of our 2005 revenues were derived from annuity type contracts versus 20% of revenue being transaction based.
     Our operations are managed from our Tempe, Arizona-based corporate office, with supported facilities that include: a portion of our Global Response Center (MedLink), located within Banner Samaritan Hospital, Phoenix, Arizona; our medical kit assembly business, MedSpace, located elsewhere in Phoenix; our European-based sales and training office, located at Farnborough Airport in the U.K.; and our Global Doctor clinics located in China (6), Thailand (1) and Indonesia (1).
     We have four reportable segments: Service, Equipment, Education and Global Doctor. See Note 9 to the Financial Statements for segment reporting information, including information with respect to our revenues from external customers in the U.S. and abroad.

Our foreign operations subject us to certain risks, including foreign currency exchange risk, economic, security and other risks in the markets where we and our clients operate and risks associated with compliance with foreign laws and regulations, each as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
     We do not consider each of our markets to be a reportable segment. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” provides that a public business enterprise is to report financial and descriptive information about its reportable operating segments about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. Although we track revenues by the markets represented in “MedAire Markets,” we do not track costs in this manner, nor is the information readily available or used by our Chief Operating Decision Maker in deciding how to allocate resources or in assessing performance in our early penetration of what we believe to be our primary strategic markets.
Services and Products
     We believe that in today’s dynamic global market place, managing the well-being of people in remote environments requires care and assistance in the areas of health, safety and security. It is our intention that each of our services and products supports these missions.
     Although we provide services and products into six different markets, the services and products themselves are very similar, with adaptations in order to meet the specific requirements of any given market.
     We provide three broad categories of services and products, which we consider to be our core competencies:
•	24/7/365 Call-in Medical, Safety and Security Assistance (Service segment);

•	Education, Training and Information (Education segment); and

•	Resources (Equipment segment).
24/7/365 Call-in Medical and Security Assistance
     Our most prominent service is providing clients with a single-call solution to address a medical-, safety-, or security-related situation through direct and real-time consultation with the subject matter experts who are either at or sourced through our GRC.
     The GRC is organized in two physical locations. One portion of the GRC is at the Company’s corporate office in Tempe, Arizona and the other (referred to as MedLink) is within the emergency room of regional medical center, Banner Samaritan Hospital, a level one trauma center located in downtown Phoenix, Arizona. The GRC is able to facilitate communications in any of 140 languages. It also collects significant amounts of statistical data concerning events occurring in its target markets as a by-product of providing its assistance services. The Company shares that data with clients and government agencies such as the Federal Aviation Administration (FAA), which in turn may use the information to develop guidelines and formulate new regulations.
     The GRC operates on a 24/7/365 basis with a complement of communication specialists, nurses, physicians and safety and security professionals. An important component of our GRC is its global network of health and security providers and information on other medical-, safety-, or security-assistance resources around the world. MedLink uses this information to provide guidance to aircraft and ships about potential diversion sites and to coordinate and manage local medical resources such as ambulances and hospitals once a client has landed or made port.
     Calls from Business Aviation, Commercial Aviation and Private Maritime clients are managed at our hospital-based MedLink portion of the GRC. Due to the severe nature of the respective operating environments of clients in these markets, and the fact that all calls are medical in nature, all calls are managed directly by board certified emergency physicians, who also have direct access to other medical specialists. In addition to providing advice and guidance on managing a medical situation, MedLink will contact and coordinate local medical resources, such as ambulances and hospitals, to facilitate a patient’s care once they have landed or made port.
     Due to the wide variety of situations that can prompt a call from Commercial Maritime, Business Travelers and Federal Government markets (see the sample list below), their calls are taken at the Tempe portion of the Global Response Center where they can access the expertise needed to address their respective medical-, safety-, or security-related assistance situations.
     The Tempe portion of the GRC also utilizes the global network and information to facilitate, if needed, local care or to identify the closest, most appropriate sources of assistance, including hospitals, doctors, clinics, dentists, pharmacies and evacuation providers. Services provided through the Tempe GRC include:
•	Medical evacuations;

•	Pre-travel medical and security advice;

•	Medical expense guarantees;

•	Case monitoring;

•	Second opinions;

•	Prescription replacement;

•	Secure ground transportation and similar services;

•	Lost passport assistance;

•	Embassy and consular information;

•	Legal referrals and assistance;

•	Cash advance; and

•	Similar services.
     Additionally, the Tempe GRC is the source for special assistance services to MedAire’s commercial airline clients. Those services include:
•	Passenger Oxygen Assistance (validate and coordinate on-board medical oxygen for passengers);

•	Survivor Management (manage the medical coordination of crash survivors); and

•	Crew Support (case management of crew members who become ill/injured on layover).
Education, Training and Information
     We provide various training programs designed to help clients be prepared to avoid a medical-, safety-and/or security-related situation that may occur within their respective environments, and if one does occur, to manage it effectively in the best manner possible.
     We offer training programs such as: Management of In-flight Illness and Injury Training, Management of Onboard Illness and Injury Training and Know Before You Go security awareness training. Our courses are primarily instructor-lead, although some of our programs are made available on a train-the-trainer basis or as e-learning programs.
     Clients can also become informed about various health and security issues by going to our website (www.medaire.com) and accessing our special regionally-specific information services concerning various regions of the world. Additionally, we provide clients with specialized health- or security-related consulting services, including crisis management consulting and risk and vulnerability assessments, on a customized contract basis.
Resources
     We assemble various types of kits, which are primarily medical in nature, specifically designed for the needs, regulations and environmental requirements of the respective markets that we serve. Our kits can range in price from $99 to more than $12,000. Kits are returned to us either on an annual basis or after they have been opened (whichever comes first) to be refurbished with current date pharmaceuticals. We charge our clients an additional fee to refurbish their kits. We assemble, distribute and refurbish kits from our MedSpace operation in Phoenix, Arizona.
     Kit contents are readily available from multiple suppliers. Ninety-five percent of all kit components are readily available items that we can obtain within five days or less. One of our key suppliers is our current medical kit bag manufacturer whose lead times range from two to five weeks, but we believe that the bags can be easily manufactured by other suppliers to meet our specifications.
     We believe our packaging of the kits and the contents meet or exceed requirements imposed by applicable government regulation. We develop the kits based on our data and experience that we have developed by providing real-time medical advice and guidance in the respective environments for which different kits are built.
     We have sold our kits to most U.S. airlines, as well as many operators of business aircraft and ships.
     We supply our commercial shipping clients with pharmaceuticals for their onboard medical stores.
     Beyond medical kits and pharmaceuticals, we also resell, and distribute, Automated External Defibrillators (AEDs) for use in responding to sudden cardiac arrest. For people who suffer sudden cardiac arrest, a shock from an AED is often the only intervention that will save their life.
     We first started promoting, selling and supporting AEDs in 1993. Since 2003 we have been recognized by Philips, one of our primary AED suppliers, as one of its highest volume resellers in the United States.
     We also assist the growing remote vital signs monitoring products market. Numerous manufacturers are currently developing monitoring equipment that is intended to enable a person anywhere in the world to have their vitals signs electronically monitored and transmitted via satellite, cellular or other wireless means of communications to medical professionals who may be hundreds or thousands of miles away. Our GRC has been the test receiving site for a number of monitor manufacturers and is the designated receiving site for two such devices. We believe that as such monitoring equipment becomes smaller, lighter and less expensive, a substantial market opportunity may begin to develop for the Company.
Medical Clinics
     In addition to our core competencies of providing 24/7/365 call-in medical, safety and security assistance, education, training and information and resources, we operate a network of western-standard medical clinics in Asia, under the name Global Doctor. Global Doctor operates with six facilities in China, one in Bangkok, Thailand and one in Jakarta, Indonesia, and altogether employed 113 people as of December 31, 2005. We acquired the Global Doctor network in 2003 in an effort to move beyond our remote-care capabilities into direct care. In August 2005, our board made the decision to consider the sale of our Global Doctor clinics located in China, other than the evacuation center located in Beijing. Our board based this decision upon a review of the strategic value of the individual clinics in China. Subsequent to this decision, the board later concluded that if a reasonable offer was received for the entire Global Doctor network of clinics, we would entertain such an offer. For further discussion of this decision, see “Business — History”. The board arrived at its decision after a review of the historical performance of the Global Doctor entity. In January 2006, the board and the holders of a majority of our voting stock outstanding have approved the sale of the Global Doctor clinic operations to a buyer led by current management of such operations. For further discussion of this sale, see “Business — History.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the Global Doctor clinics as well as Note 9 to the Financial Statements which discloses segment reporting information.
MedAire Markets
     We sell our products and services into six different markets where there is a common concern for people working, living or traveling in remote environments. Those six markets are: Business Aviation, Commercial Aviation, Private Maritime, Commercial Maritime, Business Travelers (also known as Travel Assistance) and Federal Government.
     We have a dedicated sales team for each market. The salespeople assigned to each market are located either regionally or centrally at our Tempe offices. We utilize a broad range of marketing tactics tailored to the respective markets, including tradeshows, direct mail, telemarketing, print advertising, cold calling, public relations and special events.
     In addition to our own sales forces, we utilize third party sales organizations to represent us in the Private Maritime market. We are evaluating the use of third party sales organizations in our other markets.
Business Aviation
     In this market our primary clients are flight departments within major corporations, although our clients also include celebrities, foreign governments and similar high profile clients. We focus our attention primarily on the business jet segment of the Business Aviation market rather than the smaller, privately owned, propeller-driven aircraft segment.
     As of December 31, 2005, we were servicing approximately 1,000 business aviation clients globally with nearly 3,000 business aviation aircraft. Historically, we have targeted our marketing efforts to operators of heavy jets, jets with long distance flight capacity that are suited to international flights.
     We sell our full complement of health and security services and products to the Business Aviation market, including 24/7/365

Global Assistance, training and medical kits. We refurbish the kits after they are used or after they have been onboard an aircraft for a year without being used.
     We believe that we have good relationships with our clients in this market because approximately 90% of our clients in this market with annual contracts (our standard contract term) renewed those contracts in 2005.
     Our revenue from this market in 2005 was approximately $10.6 million.
Commercial Aviation
     We began providing services to our first Commercial Aviation client in 1988, making this our second market.
     Our 87 Commercial Aviation clients, as of December 31, 2005, included a relatively even mix of regional, national and international carriers. Altogether our Commercial Aviation clients represent approximately 35% of the world’s air passenger traffic based on statistics published by Air Transport World (www.atwonline.com). About half of the carriers are U.S.-based, and the other half are flying under their respective international flag. With our nearest market competitor providing inflight assistance service to two airlines, MedAire holds a dominant position in this market.
     Our 24/7/365 Global Assistance for inflight medical emergencies is the primary MedAire service utilized by our Commercial Aviation clients. By providing relevant information and assistance, we help the crew make informed decisions. Our U.S.-based airline clients can also buy their onboard medical kits from us. We offer a kit refurbishment service to clients who purchase kits from us. For a fee, we will refurbish kits after the kits are used, or after they have been onboard an aircraft for a year without being used. Many airlines provide their own training, and we have not historically focused on selling our training programs into this market.
     Some of our airline clients have indicated that information and assistance from MedAire has enabled them to reduce their number of medical-related diversions. The estimated cost of diversions varies widely in the industry; however, we believe such costs can range from $50,000 (narrow-body jet flying a domestic route) to more than $250,000 (wide-body aircraft on an international route).
     Our revenue from this market in 2005 was approximately $7.8 million.
Private Maritime
     From our founding, we have supported the Private Maritime market, however, we did not launch a focused and formal sales and marketing effort into this market until 2000.
     We predominantly market to owners of 24 meter (80 feet) and larger yachts (luxury yachts), which generally range in value from $3 million to $100 million. The Private Maritime market is highly transitory throughout the world and is characterized by yachts being bought and sold on a frequent basis. Many times yachts of this caliber are chartered out when not in use by their respective owners, and often management companies will oversee a yacht’s day-to-day care, operation and management. Such vessels can have staffs of 30 or more people.
     MedAire sells its full complement of services and products to the Private Maritime market, including 24/7/365 Global Assistance, training and medical kits. To date, competition from the pharmaceutical/kit supply business has limited the number of kits we are able to sell into this market, and we do not provide a kit refurbishment program. Although we have maritime-based, regulatory compliant training available, only a small fraction of our clients have participated in our training programs.
     We believe key factors to our success in this market have been the positive word-of-mouth support that we receive from our clients and our relationships with key management companies. Approximately 90% of our clients in this market with annual contracts (our standard contract term) renewed those contracts in 2005. We have sales associates who “walk the docks” in the major ports meeting with clients and prospects on a daily basis.
     Our revenue from this market in 2005 was approximately $1.8 million.
Commercial Maritime
     Our primary focus in the Commercial Maritime market is on addressing the needs of trans-ocean freighters and tankers for at-sea medical assistance services as well as pharmaceutical products. We entered the Commercial Maritime market in April of 2004 when we acquired the client contracts of Annapolis, Maryland-based Medical Advisory Systems (MAS). MAS provided medical assistance services and pharmaceuticals exclusively to the commercial shipping industry and sold pharmaceuticals to its client ships. The company had strong brand equity in the industry and had created a labeling convention for its pharmaceuticals which has been generally adopted by the industry. Even with the strong presence of MAS, we share the Commercial Maritime industry with a number of competitors. We continue using the MAS brand, but we are planning to transition many of our commercial maritime clients to the MedAire name over time. Through our Global Response Center, we provide our at-sea medical assistance services and continue MAS’ support of the industry with the sale and distribution of pharmaceuticals through our MedSpace division.
     According to current data from Lloyd’s Register of Ships, there are approximately 90,000 commercial ships in the world, including ships on order. Lloyd’s Register is regarded as the “official” listing of the global fleet. As of December 31, 2005 we had approximately 500 commercial maritime vessels under contract representing approximately twenty-five shipping companies. Outside of the U.S., most major maritime countries provide radio-medical assistance which is available to their respectively flagged vessels at no cost, which could limit our ability to maintain and grow our medical assistance services in this market.
     This relatively new market for us generated approximately $1.2 million in revenues for 2005.
Business Travelers
     MedAire entered the Business Travelers (Travel Assistance) market in April 2002. We market our services and products in the Business Travelers market under the brand of GlobaLifeline. The Business Travelers market is populated by a number of well established companies providing services, and we are generally seen as a “new” entrant.
     This market encompasses companies throughout the world with international travelers and/or expatriates. Within the United States, where MedAire focuses its attention, the primary market opportunity is with FORTUNE 1000 companies, airlines, and with universities and membership organizations that offer medical assistance and/or medical evacuation services as a benefit. Our Business Travelers clients typically employ our GRC services for medical advice and logistics coordination, especially medical evacuations.
     Our revenue from this market in 2005 was approximately $6.4 million.
Federal Government
     We have been providing services to individual government agencies for a number of years because those agencies often utilize business aircraft in carrying out their missions. In 2003, we were awarded a Congressional appropriation to partner with the United States Air Force in support of the MedLink Global Response Initiative (MGRI), which is an Air Force research and development effort investigating the effectiveness of supplementing various forms of military medical capability with that available from the civilian sector. Funding for that program became available in July of 2004. We have completed the work under this program, and all deliverables related to the program were concluded when the contract expired on December 31, 2005.
     Our revenue from this market in 2005 was approximately $572,000.
Clients
     MedAire utilizes a business-to-business sales model. As of December 31, 2005, we had approximately 1,400 clients under contract from our combined six markets. A client may be represented in multiple markets should they own an aircraft and maritime vessel and/or utilize MedAire to provide coverage to their business travelers and/or expatriates. With the exception of the Federal Government market, none of our markets are dominated or heavily influenced in any way by any one client.
     We have not found client utilization of MedAire’s services to be impacted by seasonality.
Competition
     We take our core competencies of remote health, safety and security assistance, education and assembly of kits and packages and sell them as a “total solution” in the various markets the Company serves. We are unaware of any company doing business in any of our markets that has a similar complement of core competencies, although we do have competitors who compete by offering a component part of our total solution and then, in very limited cases, outsourcing other portions of our total solution.
     With respect to each of the three components of our total solution, we have many competitors that come in the form of companies, not-for-profit organizations, institutions (i.e. universities) and government agencies, including those that provide:
•	Physician and/or nurse-level medical assistance on a remote basis to end-users;

•	Logistics management and coordination for medical- and/or security-related evacuations;

•	Corporate security-related services which could range from consulting services to transactional services such as security drivers, guards, logistics coordination;

•	Information relative to the health and/or security status for various regions of the world via on-line services, through published works and/or through direct telephone liaison;

•	Information on the availability of medical resources on a geographic basis via on-line services, through published works and/or through direct telephone liaison;

•	Information on the availability of security assistance resources on a geographic basis via on-line services, through published works and/or direct telephone liaison;

•	Training of medical first responders and laypeople with first aid, CPR/AED and related information via instructor-led programs and/or computer-based programs;

•	The assembly and/or distribution of medical kits; and

•	The distribution of automated external defibrillators (AEDs).
     There are not any instances where any of these companies compete in every market in which we operate. However, we believe that International SOS Assistance, Inc. (“ISOS”) maintains a presence in the following markets:
•	Business Travelers Market. This market involves travel assistance to domestic and international companies focused primarily on referring international travelers or expatriates to local health, safety or security providers. In the U.S., where we focus our attention, we view Fortune 1000 companies, airlines, university and membership organizations that offer medical assistance and/or medical evacuation services as a benefit as our primary opportunities in this market. However, we have found it difficult to penetrate this market given ISOS’ domination and our generally being seen as a new entrant. Due to our longstanding relationships with the airlines we do have a strong market position providing travel assistance to airline employees.

•	Business Aviation Market. This market involves guidance and assistance for handling health, safety or security emergencies, and coordinating logistics for accessing local medical and security assistance providers. In this market, we focus primarily on offering such assistance to flight departments within major corporations in the U.S., together with training and medical kits. In this market we have found that we may have many common clients with ISOS. However, ISOS does not provide immediate response from emergency room physicians; training in the U.S.; or sales of medical equipment as we do.

•	Commercial Aviation Market. This market involves guidance and assistance to flight crews of regional, national and international carriers, and kit sales to US based carriers. In this market we have found that we may have many common clients with ISOS. However, ISOS does not provide immediate response from emergency room physicians; training in the U.S.; or sales of medical equipment as we do.
Two of our major shareholders have reached an agreement which may result in a change of control of the Company with Best Dynamic Services Limited, an affiliate of ISOS, having the power to nominate to our board six of nine directors. For further discussion of this agreement, see “Item 12. Security Ownership of Certain Beneficial Owners and Management — Arrangements that May Result in a Change of Control of the Company.”
     We expect that similar segmented competition will increase as other established and emerging companies enter our markets, as new products, technologies and regulations are introduced and as new competitors enter the markets. For example, currently, all European Union flagged countries are required to provide free access to medical assistance for any flagged ships. There are not any parameters defining what level of free medical assistance is required which enables us to successfully compete based on quality of service. However, it is possible that such regulations may create marketing challenges for us going forward. Increased competition may result in price reductions, lower gross margins and loss of our market share, any of which could materially adversely affect our business, financial condition and operating results.
     We believe that the principal competitive factors in our markets include, or are likely to include, product performance and features, price, ease-of-use, quality of support and service, time to implement, ease of customization, sales and distribution capabilities, strength of brand name and overall cost of ownership. We believe that we compete effectively with our competitors with respect to these factors although some of our competitors have greater financial, technical, product development, marketing and other resources than we do. In certain markets, these organizations may be better known than we are and have more clients than we do. We cannot provide assurance that we will be able to compete successfully against these organizations.
Regulatory Matters
     The delivery of healthcare services and products in the United States is heavily regulated under federal and state law. Federal and state agencies regulate the practice of medicine and establish licensing and reimbursement requirements. In addition, through fraud and abuse laws, federal and some state agencies prohibit payments for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by Medicare, Medicaid and other federal or state healthcare programs or third-party payers. While we have attempted to structure our business activities in a manner that will not constitute the practice of medicine or involve prohibited referrals, federal and/or state healthcare regulatory authorities may determine that, in a particular case or generally, we are engaged in the practice of medicine through the activities of our doctors or other healthcare professionals on or through our web site. There is also a risk that our relationships with hospitals and other sponsors, e-commerce vendors and other companies may have implicated or violated laws governing the sale of healthcare products and laws prohibiting referral arrangements. We do not research the laws of each of the 50 states or obtain opinions or rulings from federal and state agencies with authority to enforce these laws. A finding that our business activities violate any of these laws or statutes may have a material adverse effect on our business, financial condition and results of operations.
     The nature of our business requires us to follow various guidelines put in place by the Food and Drug Administration (FDA) and the Federal Aviation Administration (FAA) (i.e., HazMat shipping, etc.). We have had representatives from each of these regulatory bodies on-site who have inspected our facilities and have provided us with the appropriate guidance for any regulations that may apply. Additionally, as a licensed wholesale pharmacy in the State of Arizona, we are audited annually by the Arizona State Board of Pharmacy to ensure that we are in compliance with their rules and regulations.
     We handle most of the monitoring of the various agency regulations and compliance in-house. We are subscribed to an electronic watch notification service for the FDA, FAA, Centers for Disease Control (CDC), Research and Special Programs Administration (RSPA), Federal Transit Administration (FTA) and the Department of Transportation (DOT) which provides daily notifications on regulatory matters. Additionally, we have relationships in place with legal counsel who are considered experts in the varying fields of regulation. Therefore, we are able to access counsel for any matters that cannot be addressed in-house.
     The delivery of healthcare products and services is similarly heavily regulated in the foreign countries in which we operate. Our Global Doctor subsidiaries are subject to oversight and control by the national ministries of health in the countries in which they operate as well as local regulation. Regulations to which our Global Doctor subsidiaries are subject include general corporate registration and incorporation guidelines specific to international companies and foreign investment, licensing of healthcare operations, restrictions on ownership and regulations applicable to billing and pricing of healthcare services and pharmaceuticals. On a local level, our Global Doctor clinics are subject to ongoing licensing and inspection regimes. Physicians and nurses in each location are also subject to the appropriate accrediting authorities. Our MedAire Limited and Global Doctor subsidiaries address local regulations and issues independent of MedAire. They have implemented policies and procedures that we believe are designed to provide reasonable assurance of their compliance with local laws and regulations. Additionally, they have relationships in place with local legal counsel who can be consulted about issues that may arise in the varying fields of regulation.
Research and Development
     We do not have any formal research and development programs underway. However, we are heavily involved with continuous quality improvement through our ongoing efforts to maintain our ISO 9001:2000 certification. These efforts are focused on continuously improving policies, procedures and protocols for the quality delivery of our many services to our clients. We have maintained our ISO certification since 2001.
Intellectual Property
     We have been providing emergency medical assistance into remote environments through telecommunication links (telemedicine) for nearly 20 years. In that time we have defined and refined proprietary processes, procedures, protocols and resources to successfully carry out this mission in a profitable manner. These efforts were recognized by the American Telemedicine Association (ATA) with that association’s awarding of its first industry “Innovation” award in 2004.
     Additionally, throughout our years of operation, we have collected data and statistics about medical events occurring in certain remote environments. We believe that this historical data, and the information and resulting knowledge that is gleaned from it, is proprietary and very difficult to replicate.
     We own and maintain registered trademarks and patents as set forth in the table below. The majority of our medical kits are custom embroidered with these various trademarks, and our kits are shipped to numerous locations throughout the world.
     For a trademark registration to remain valid, an Affidavit of Use must be filed: (1) between the fifth and sixth year following registration, and (2) within the year before the end of every ten-year period after the date of registration. The registrant must also file a Section 9 renewal application within the year before the expiration date of a registration, or within a grace period of six months after the expiration date. Assuming that an Affidavit of Use is timely filed, registrations granted prior to November 16, 1989 have a 20-year term, and registrations granted on or after November 16, 1989 have a 10-year term. Renewal periods are for the same terms.
     Patents generally have a 20-year term from the date on which the application for the patent was filed in the United States. Our patent application was filed on February 1, 2002.

     We intend to continue to protect our proprietary information and maintain our various trademarks so that the brand recognition that we have built will continue to allow us to be recognized on a global level.
     Our trademarks and information regarding their respective dates of registration, classifications and registration numbers are set forth in the table below.

	Date
Trademark	Registered	Classification(1)	Registration #
MedAire	11/7/1989	10	1564284
MedAire	12/11/1990	41	1627711
MedAire	8/3/1999	42	2266215
MedAire	8/17/1999	10	2270241
MedAire	2/29/00	5	2322805
MedAire	3/7/00	16	2325149
MedLink	11/7/1989	38	1565063
MedLink	1/18/2000	42	2308275
MedLink	9/11/01	35	2486591
MedLink	3/12/02	38	2548255
MedLink	7/26/05	5	2976328
MedSpace	10/17/2000	35	2394840
GlobaLifeline	5/24/2005	44 & 45	2955277
MedLink Lifeline	4/4/2000	42	2337079
Expert Care, Everywhere	8/13/02	41 & 42	2606638

	Date
Patents	Registered	Classification(2)	Number
Method and system for identifying medical facilities along a travel route	9/13/05	701/209; 340/995.19	6,944,536

(1)	The United States Patent and Trademark Office (USPTO) divides the entire set of U.S. trademarks into searchable collections based on the goods or services that are represented by the trademark. The primary groupings of trademarks are called classes. The class of each of our trademarks is represented in the “Classification” column of the table above.

(2)	The United States Patent Classification System (USPC) divides the entire set of U.S. patents into searchable collections based on the technology claimed in the patents. The primary groupings of patents in the USPC are called classes. The USPC class of each of our patents is represented in the “Classification” column of the table above.
     We also own a number of Internet domains not all of which are currently being used. Domains include medaire.com (in use since 1996), globalifeline.com, MAS1.com, GlobalDoctor.com.au, and eGlobalDoctor.com.
Employees
     As of December 31, 2005 we employed 268 people on a global basis. Of that number, 149 are in the United States, 6 are in Europe and 113 are in Asia. All of our employees in Asia are employees of Global Doctor.
Seasonality
     The Company has not found product sales to be materially impacted by seasonality. Although the Company’s sales of service contracts into various markets may fluctuate throughout the year, because the Company recognizes revenue on a straight-line basis over the life of the contract, the Company does not experience significant seasonal fluctuations in revenues.
Backlog Orders
     We generally do not receive firm backlog orders for our products. We fulfill and ship our product orders on demand and rarely have pending orders at the end of a financial reporting period.
Financial Information About Geographic Areas
     The chart below sets forth the revenues from external customers attributed to the United States and all foreign countries. We attribute revenues to a country based on the location of the customer. For a description of our holdings of long-lived assets in the United States and abroad, please see Note 9 to the Financial Statements. Our foreign operations subject us to certain risks, including foreign currency exchange risk, economic, security and other risks in the markets where we and our clients operate and risks associated with compliance with foreign laws and regulations, each as described under “Risk Factors.”

	December 31, 2005	December 31, 2004	December 31, 2003
	Revenues	Revenues	Revenues
United States	$17,682	$17,071	$12,600
United Kingdom	2,704	2,075	956
China	2,212	1,963	1,213
Other countries	959	693	291
Australia	944	449	100
Thailand	733	774	438
Indonesia	649	500	460
United Arab Emirates	525	181	133
Canada	492	427	580
Portugal	402	231	137
Mexico	238	218	181
Switzerland	200	102	73
Saudi Arabia	137	105	118
Luxemborg	99	237	8
The Netherlands	96	46	117
Ireland	84	52	33
Italy	78	33	63
Brazil	74	146	74
Hong Kong	55	55	23

Total	$28,363	$25,358	$17,598

TOTAL US	$17,682	$17,071	$12,600

TOTAL NON US	$10,681	$8,287	$4,998

Item 1A. Risk Factors
     You should carefully consider the risks described below before investing in our Common Stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, liquidity and/or prospects.
Risks Related to Our Business
We derive a substantial percentage of our revenue from services and equipment we provide to our customers in the Commercial Aviation market, and factors that negatively affect the airline industry may also negatively affect our results of operations.
     Approximately 28% of our revenue is derived from our Commercial Aviation market clients. Our business is, therefore, directly affected by economic factors and other trends that affect our customers in the aviation industry. Another terrorist attack, conflicts overseas, rising fuel costs, an outbreak of disease, such as SARS, and various economic and other factors may adversely affect the aviation industry. When such factors adversely affect the aviation industry, they may cause aircraft operators to experience a decrease in the amount of passenger miles flown, or cause them to implement cost cutting measures, perhaps including not renewing contracts they have with us or limiting the services they purchase from us, thereby reducing the overall demand for our products and services and decreasing our revenues. We experienced a decrease in revenues after the outbreak of SARS as well as following September 11, 2001. There can be no assurance that economic and other factors that might adversely affect the aviation industry will not adversely affect our results of operations.
We derive a substantial percentage of our revenue from services and equipment we provide to our customers in the Business Aviation market, and the transitory and fractional ownership nature of this market may negatively affect our results of operations.
     Approximately 37% of our revenue is derived from our Business Aviation market clients. Owners of business aircraft sell their aircraft on a regular basis, and each time a sale occurs, we must resell our services to the new owner. There can be no assurances we will be successful in our resell efforts and our results of operations, therefore, may be negatively impacted by those repeated sales. In addition, fractional ownership of business aircraft is increasing. The three largest providers of fractional ownership are not our customers. If the fractional ownership trend continues, it may negatively impact our results of operations.
Our pricing model for services is based upon an annuity style contract rather than transaction based pricing. Our competitors may offer transaction based pricing which may negatively impact our results of operations.

     We sell services based on contracts generally covering a one to five year period. The contracts provide for access to our GRC. Pricing is based upon the time period the contract covers, not when or if a call is made to the center. If our competitors begin offering transaction-based pricing successfully, we may not be able to compete with their pricing model, we may have to modify or abandon our model, and our results of operations may be negatively impacted.
Political, economic, security and other risks in the markets where we and our clients operate may cause serious disruptions to our business.
     We operate in and provide services to clients in various countries around the world, including emerging markets, and are exposed to risks of political unrest, terrorism, war and economic and other forms of instability, which can result in disruption to our clients’ business and damage to our assets. If such events lead to reductions in our clients’ foreign operations or travel, demand for our services could decline.
We have experienced losses in the past and may not be able to sustain profitability in the future.
     For the year ended December 31, 2005, we incurred a net loss of $395,000, and we experienced net losses of $1.0 million and $1.2 million for the years ended December 31, 2004 and 2003, respectively. In addition, our accumulated deficit was $3.3 million as of December 31, 2005. Our future profitability is contingent upon achieving a scalable business model, as well as achieving economies of scale as we grow organically and by acquisition. We cannot assure you that our growth strategy will be successful or that we will be able to achieve economies of scale as we grow. There is no assurance that we will achieve a scalable business model that is needed in order to sustain profitability. For more information about our recent results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 28.
Our medical kit products subject us to significant federal and state regulation.
     We are considered a repackager and distributor of drugs because of the medical kits we assemble and sell. As a result, we are subject to regulation by and licensure with the United States Food and Drug Administration (the FDA), the United States Drug Enforcement Administration (the DEA) and various state agencies that regulate wholesalers or distributors. Both the FDA and the DEA have the right, at any time, to inspect our facilities and operations to determine if we are operating in compliance with the requirements for licensure and all applicable laws and regulations. We cannot assure you that we will not face fines or penalties, or loss of license if our compliance efforts are determined to be inadequate.
     In addition, we are subject to the risk of changes in various laws and regulations, including the operating and security standards of the DEA, various state boards of pharmacy, and comparable agencies. These changes may affect our operations by increasing the costs associated with compliance with these regulations, requiring us to change how we distribute and store pharmaceutical products and changing how our pharmacy members operate.
     Furthermore, some of the contents of our kits are considered Hazardous Materials (HazMat) and therefore subject us to the Federal Aviation Administration (FAA) guidelines regarding shipping and receiving of these materials.
Our receipt of confidential patient information may subject us to significant federal and state regulation.
     In the course of providing medical services, we may receive confidential patient information, including information related to prescription drugs, illnesses and general medical history. We would, therefore, be subject to existing federal and state laws and regulations that regulate the disclosure of confidential medical information. We have obtained advice from Coppersmith Gordon Schermer Owens & Nelson PLC, legal counsel specializing in such matters, that in our current role we are presently not considered a covered health care ‘provider’ because we do not engage in any of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) electronic standard transactions. However, we do engage in some payment functions to treating providers. We are continuing to seek advice and clarification as to whether or not those payment functions render us a covered health ‘plan’ under HIPAA and therefore subject us to HIPAA requirements.
     If, however, our current role as a provider changes and we do not follow necessary procedures and policies, or if our procedures and policies are not sufficient to prevent the unauthorized disclosure of confidential medical information, we could be subject to liability, fines and lawsuits, or our operations could be shut down.
Because we have international operations in several different countries, we are subject to the costs associated with complying with foreign laws.
     We operate in several different countries and are subject to various local laws and regulations in those locations. These laws and/or regulations have broad effect, including with respect to securities, taxes, property, zoning and medical licensing requirements. We have implemented policies and procedures that we believe are designed to provide reasonable assurance of our compliance with all applicable foreign laws and regulations. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent non-compliance, we could be subject to liability, fines and lawsuits or our international operations could be shut down. Moreover, if foreign laws or regulations change, we may incur significant costs to change our compliance policies and procedures.
We may issue shares of our capital stock or incur additional debt or other liabilities to complete an acquisition which would reduce the equity interest of our shareholders.
     Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, and the amortization of other intangible assets, all of which could have a material adverse effect on our business, financial condition, operating results and prospects. We have taken, and in the future may take, charges against earnings in connection with acquisitions. Any of these actions would reduce the equity interest of our shareholders.
We have intangible assets and goodwill, whose values may become impaired.
     Due to our 2003 acquisitions of Global Doctor, goodwill represents a significant portion of our assets. Goodwill was approximately $928,000 ($132,000 of which is classified as held for sale) as of December 31, 2005, representing approximately 7% of our total assets. If we make additional acquisitions it is likely that we will record additional goodwill on our books. We periodically evaluate our goodwill to determine whether all or a portion of its carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. In connection with our board’s decision to approve the sale of our Global Doctor clinic operations, we anticipate a gain on the sale of approximately $150,000 to $250,000 depending on the value of the net assets at the closing date which is expected to be on or about March 26, 2006.
We may be subject to direct and indirect costs associated with medical malpractice or similar claims with respect to our security services.
     We regularly provide medical and security advice to our clients. If a client believes our advice caused harm, we may be faced with a medical malpractice or similar claim. Successful malpractice claims could exceed the limits of our insurance and could have a material adverse effect on our business, financial condition or operating results. Moreover, a malpractice claim asserted against us could be costly for us to defend, could consume management resources and could adversely affect our reputation and business, regardless of the merit or eventual outcome of the claim. In addition, we cannot assure you that we will be able to obtain liability insurance on commercially reasonable terms in the future or that any liability insurance that we do obtain will provide adequate coverage against potential claims. Currently, we are not involved in any litigation for medical malpractice issues. We currently carry $10,000,000 in professional liability coverage.
Our industry is highly competitive.
     We face varying levels of competition in each of our markets. Generally, there are no significant barriers to potential competitors entering our industry or pursuing a business strategy similar to ours. Several companies with established operating histories and greater resources than we have are pursuing activities similar to those we pursue. We cannot assure you that the Company will be able to compete effectively with these competitors, that additional competitors will not enter the market or that this competition will not make it more difficult and costly to retain customers on terms beneficial to us. We cannot assure you that our competitors will not offer similar services at significantly discounted rates with which we may not be able to compete profitably. Our failure to compete successfully for customers may have an adverse effect on our results of operations.
The loss of certain key employees could adversely affect our business.
     Our continued success is dependent to a significant degree upon the services of our executive officers and upon our ability to attract and retain qualified personnel experienced in the various phases of our business. The loss of the services of Joan Sullivan Garrett, our Chairman, who, as our founder, is the “face” of the Company and a critical resource for marketing and client development could adversely affect our operations. We could face increased client development, management and operational challenges without this key employee. See “Executive Compensation — Employment Agreements” for a discussion of the employment agreement of Joan Sullivan Garrett.
     We do not maintain key man life insurance for any of our executive officers or key employees other than Joan Sullivan Garrett, with respect to whom we maintain a policy valued at $500,000 under which we are the beneficiary.

Risks Related to our Securities
If the SEC holds that we failed to timely file our Form 10 and other reports and documents required by the Exchange Act, we may be subject to significant penalties.
     The SEC could hold that our Form 10 was not timely filed. As a result of this failure and the failure to file other reports and documents required by the Exchange Act, we may be subject to SEC enforcement action or other legal action. Such actions could restrict or eliminate certain exemptions available under the Securities Act, cause us to incur financial liability in the form of fines or judgments and impose injunctive burdens upon us.
We will need to monitor and implement finance and accounting systems, procedures and controls.
     In connection with our review of our consolidated financial statements for the six months ended June 30, 2005 and for the year ended December 31, 2005 and the review and audit of those statements by our independent auditors, we determined that our fiscal year 2005 year-end closing process did not ensure that all significant elements of our consolidated financial statements were adequately reviewed and reported on a timely basis. In our post-closing and audit processes, certain issues were discovered by us and our independent auditors that resulted in adjustments to our consolidated financial statements. We discussed these matters before our consolidated financial statements for the year ended December 31, 2005 were completed, and they are properly accounted for in our consolidated financial statements. However, we have concluded that the failure to discover these items in our regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of our internal controls over financial reporting.
     Our management is working to identify and implement corrective actions where required to improve the effectiveness and timeliness of our internal controls, including the enhancement of our systems and procedures.
     We cannot assure you that the measures we have taken to date or any future measures will adequately remediate the deficiencies or conditions discussed above. In addition, we cannot be certain that other reportable conditions or material weaknesses in our internal controls will not be discovered in the future. Any failure to remediate reportable conditions or material weaknesses or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) become applicable to us.
We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, have substantially increased legal and financial compliance costs. We expect that our efforts to comply with applicable laws and regulations, including the Exchange Act and the Sarbanes-Oxley Act, will involve significant, and potentially increasing, costs. In particular, we will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or adequately, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. Any action of this type could adversely affect our financial results, investors’ confidence in our company and our ability to access capital markets, and could cause our stock price to decline. Under current law, our compliance efforts must be completed for the fiscal year ending December 31, 2007.
Our compliance efforts may not be sufficient to meet the requirements of the Australian Stock Exchange, subjecting us to liability, fines and lawsuits.
     Our Common Stock is publicly traded on the Australian Stock Exchange (ASX). As a result, we must comply with the ASX Listing Rules. If, we do not follow our procedures and policies designed to provide reasonable assurances of our compliance with ASX Listing Rules, or they are not sufficient to prevent non-compliance, we could be subject to liability, fines and lawsuits.
Our Common Stock is very thinly traded only on the ASX, and is therefore susceptible to wide price swings and may be susceptible to price manipulation.
     Our Common Stock is currently traded only at low volumes on the ASX, and it is not listed or authorized for quotation on any U.S.

exchange or quotation system. The price of our stock at any given time may not reflect its true value. Thinly traded, illiquid stocks like ours are more susceptible to price manipulation and to significant and sudden price changes than stocks that are more widely followed by the investment community and actively traded on a recognized U.S. exchange or quotation system.
Any U.S. listing available to us may not significantly improve our liquidity, and any listing we may obtain may not ensure that our stock trades at its true value.
     Although we may seek listing of our shares in the U.S. on a national securities exchange or quotation system following the filing of this Registration Statement, we have not yet determined the timing of doing so or which exchange or quotation system may provide a viable alternative to us, and we cannot assure you that we will meet any applicable listing requirements. As a practical matter, given our market capitalization, our options will be limited to the American Stock Exchange or the Nasdaq Small Cap Market, either of which could provide better liquidity, and quotation on the so-called “pink sheets” by Pink Sheets, LLC, which would provide less liquidity. The pink sheets provide less liquidity because they do not impose any listing standards or a mechanism for automatic trade execution and no relationship exists between the quotation service and the quoted issuer. Typically, issuers whose securities are traded on the pink sheets experience a greater spread between the “bid” and “asked” prices of their securities and greater illiquidity than those whose securities are traded on the American Stock Exchange or the Nasdaq Small Cap Market. Thus, even if our shares are listed in the U.S., the liquidity of our Common Stock may not improve, and quotations on the pink sheets may not accurately reflect the price or prices at which purchasers or sellers would be willing to purchase or sell our Common Stock.
All of the stock options outstanding under our Amended and Restated 1998 Key Employee Stock Option Plan are immediately exercisable, and the exercise of these stock options will dilute our common stockholders and may depress the price of our stock.
     As of December 31, 2005, there were options to purchase 2,258,007 shares of our Common Stock outstanding under our Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”), 1,382,007 of which were immediately exercisable. Upon the filing of our Preliminary Information Statement on January 27, 2006 in which we announced that a change in control of the Company would occur upon the effectiveness of the Consent Resolutions described in the Preliminary Information Statement, all of the outstanding stock options became immediately exercisable in accordance with the terms of the Plan. The exercise of these outstanding options will dilute our common stockholders and may depress the price of our stock.
A significant amount of our Common Stock is or may be controlled by individuals or voting blocks, and the interests of such individuals or voting blocks could conflict with those of the other shareholders.
     Because our Common Stock is thinly traded, single shareholders with significant holdings or relatively small groups of shareholders have the power to influence matters requiring the approval of shareholders. As of December 31, 2005, approximately 33% of our outstanding Common Stock is owned by Joan Sullivan Garrett, our Chairman. Ms. Garrett has the power to influence significantly all matters requiring the approval of our shareholders, including the election of directors and the approval of other significant resolutions, and her interests may conflict with those of the other shareholders. In addition, control of a significant amount of our Common Stock by insiders could adversely affect the market price of our Common Stock.
     As of December 31, 2005, approximately 23% of our outstanding Common Stock is owned by Best Dynamic Services Limited (“BDS”), a wholly-owned subsidiary of Blue Cross Travel Services B.V., which is a wholly-owned subsidiary of International SOS (EMEA) Holdings N.V. (“ISOSH”). Ms. Garrett and BDS entered into Letter Agreements on December 17, 2005 whereby they agreed to certain mutual goals and strategies relating to the direction and control of the Company. See “Item 12. Security Ownership of Certain Beneficial Owners and Management — Arrangements that May Result in a Change of Control of the Company.” These mutual goals and strategies included the circulation of Consent Resolutions for execution by the shareholders that resulted in the election of nine directors, six of whom were nominated by BDS and three of whom were nominated by Ms. Garrett, and the execution of a Shareholder Agreement that required BDS and Ms. Garrett to continue to vote in favor of a slate that consists of at least six directors nominated by BDS for a period of five years.
     Additionally, BDS and Ms. Garrett agreed to use their best efforts to assure that James Allen Williams is designated as the Company’s Chief Executive Officer. Mr. Williams was so designated on March 8, 2006. Mr. Williams is a former executive of International SOS Assistance, Inc. (“ISOS”), a company with which we compete occasionally in the Business and Commercial Aviation markets and which dominates the Business Travelers market. See “Item 1. Business – Competition.” BDS is indirectly wholly-owned by the same ultimate parent entity that indirectly wholly owns ISOS. BDS’s ability to elect a majority of our directors, combined with its affiliation with ISOS, could result in the indirect control of our business by ISOS, and the interests of BDS and ISOS may conflict with those of other shareholders. There is also potential that some of our confidential information may leak to ISOS, in which case our business could be damaged.
     Together, BDS and Ms. Garrett control a majority of our outstanding Common Stock and have the power to control or influence significantly all matters requiring the approval of our shareholders, and their interests may conflict with those of other shareholders.

You are unlikely to be paid a dividend on shares of Common Stock.
     We have never paid a dividend on shares of our Common Stock. We do not intend to pay any dividends on these shares for the foreseeable future. We anticipate that we will use earnings of operations if any, to finance growth.
Item 2. Properties
     The Company has a five-year lease expiring in July 2008 for office space in Phoenix, Arizona where it operates its kit assembly operations (MedSpace). Our Equipment segment uses this facility.
     During 2002, the Company signed a lease for a new office space in Tempe, Arizona where our headquarters are located. The 16,000 square foot lease began September 1, 2002 and ends December 31, 2009. The Company exercised an option on additional floor space in June 2004. The rental of the expansion space of 5,000 square feet began September 1, 2004. The Company has options on two additional lease periods of five years each.
     The Company also entered into a lease agreement with Banner Health System, a related party through September 2004, to rent approximately 500 square feet at Good Samaritan Regional Medical Center to be used for our Service segment. The lease rate is approximately $1,100 per month beginning October 1, 2002. The lease expires December 31, 2007.
     The Company has several month to month operating leases in several countries for facilities used by our Global Doctor segment. The expense is included in rent expense noted below.
     Rent expense, including rent under month-to-month arrangements, for the years ended December 31, 2005, 2004 and 2003 was approximately $958,000, $826,000, and $788,000, respectively.
Item 3. Legal Proceedings
2005 Annual Meeting
     One of our shareholders, Hong Huat Tay, who at one time claimed to have influence over more than 20.5 million shares, including shares held by other MedAire shareholders who Mr. Tay claimed support his position, has objected to three resolutions presented for shareholder approval at our annual meeting of shareholders, held on May 3, 2005. The contested resolutions approved an increase in fees paid to independent directors, annual option awards to independent directors and warrants issued to our President and Chief Operating Officer.
     MedAire submitted the issues raised by Mr. Tay to the Australian Stock Exchange for assistance, and, in accordance with the Australian Stock Exchange’s guidance, determined that the outcome of one of the resolutions should be changed. The resolution proposed an increase in the total fees available to be paid to non-executive directors from $45,000 to $125,000 annually. Relying on advice received from our original Australian solicitors, Minter Ellison, we, in good faith, believed it was appropriate for executive directors to vote on such a matter. However, subsequent to the meeting, following consultation with Baker & McKenzie and the Australian Stock Exchange, we have now formed the view that the executive directors’ votes should have been disregarded. We have, accordingly, decided to treat this resolution as having failed and thus will continue to operate under the existing $45,000 limit.
     With respect to the other two resolutions, in accordance with the Australian Stock Exchange’s guidance and further consultation with Baker & McKenzie, we determined that the outcome of the resolutions should stand.
     We believe that we have appropriately responded to the issues surrounding the contested resolutions by, among other things, obtaining guidance from a second set of solicitors and the Australian Stock Exchange with which we have complied, and, on March 1, 2006, the Company received a Deed of release from Mr. Tay and certain other shareholders releasing the Company and its officers, directors, employees, agents, attorneys, insurers, servants and representatives from any claims they had against any of them as of that date.
October Consent Resolution
     On October 7, 2005, we received a letter from legal counsel for our second largest shareholder, Best Dynamic Services Limited (“BDS”), a wholly owned subsidiary of International SOS Assistance, Inc. (“ISOS”), that enclosed a consent resolution represented to be signed by holders of a majority of our outstanding voting stock (the “October Consent Resolution”). The October Consent Resolution proposed certain changes to our bylaws. In particular, the October Consent Resolution would have amended the bylaws to permit holders of ten percent or more of the outstanding stock of MedAire to call a shareholder’s meeting and would have fixed the number of directors at nine, except as changed by the shareholders. Our board of directors reviewed the October Consent Resolution to determine its validity under our articles of incorporation, bylaws and applicable law and concluded that the October Consent Resolution was invalid and of no effect.
     On December 9, 2005, BDS and G&J Poole Pty Limited filed a complaint against the Company, Joan Sullivan Garrett, our Chairman and then Chief Executive Officer, James Lara, our President and Chief Operating Officer and then a director, Terry Giles, a director, Dr. Roy Herberger, a director, and Michelle Hanson, our Chief Financial Officer and Secretary, in the United States District Court for the District of Nevada (the “Nevada Litigation”). The complaint disputed our analysis of the invalidity of the consent resolution and sought (1) an order declaring that the October Consent Resolution is valid and effective, that the Company is obligated to acknowledge the validity and effectiveness of the October Consent Resolution, and that the Company is obligated to provide notice of the October Consent Resolution to all of its shareholders who did not sign the October Consent Resolution, (2) an order enjoining the Company from taking any action that is inconsistent with the October Consent Resolution, (3) an amount of damages to be proved at trial and (4) payment of the plaintiffs’ fees and costs related to the action. On March 6, 2006, pursuant to the Letter Agreements described under “—Letter Agreements,” the parties filed a stipulation for dismissal of this action with prejudice.
November Consent Resolution
     On November 28, 2005, we received a letter from legal counsel who represents a “number of shareholders” in MedAire, including BDS, that enclosed a consent resolution represented to be signed by the holders of 52.67% of our outstanding voting stock (the November Consent Resolution”). The November Consent Resolution was intended to effect the removal of each and every sitting director of MedAire and replace them with a new board consisting of six (6) members.
     We reviewed the November Consent Resolution to determine its validity under the Company’s articles of incorporation, by laws and applicable law and concluded that the November Consent Resolution was ineffective under the laws of Nevada, the bylaws and articles of incorporation of the Company, and would not be given effect.
     On the morning of Wednesday, November 30, 2005, James Allen Williams, one of the members of the new “board” proposed in the November Consent Resolution who also is a current employee of ISOS, appeared at our headquarters in Tempe, Arizona, and delivered a “Resolution” adopted by the new “board.” The “Resolution” attempted to designate Mr. Williams as the “board” representative and demanded that he receive, among other things: an office and secretarial assistance; “information, materials and access;” MedAire’s user name and password issued by the Australian Stock Exchange; approval authority over any and all MedAire press releases; and veto privileges over major communications with company clients, customers and vendors. Later the same morning, Mr. Williams delivered to Ms. Joan Sullivan Garrett, our Chairman and then CEO, a letter giving her notice that her employment would not be renewed upon what the letter stated to be the expiration of its current term on December 31, 2005. Later that day, Mr. Williams, his counsel and counsel for Best Dynamic Services Limited, which owns 22.7% of the Company’s stock, met with MedAire officials and counsel. During that meeting, counsel for Best Dynamic Services Limited informed us that Best Dynamic Services Limited is a wholly-owned subsidiary of ISOS’ and we later learned that five of the six new “board” members designated in the November Consent Resolution are employees of ISOS or its affiliates.
     Having determined that the ISOS employees’ attempts to take office as members of our board of directors and take actions under purported authority as members of our board of directors were invalid, we refused to provide Mr. Williams with the access and authority that he demanded. On December 1, 2005, we filed an action for a temporary restraining order, injunctive and declaratory relief and damages in the United States District Court for the District of Arizona (the “Arizona Litigation”). On December 2, the Court granted our request for temporary injunctive relief, enjoining the new “board” members from taking office and from taking any other actions under their claim of authority, until an evidentiary hearing could be held where the court could hear the evidence and make a ruling on the various claims. On March 6, 2006, pursuant to the Letter Agreements described under “—Letter Agreements,” the parties filed a stipulation for dismissal of this action with prejudice.
Letter Agreements
     On December 17, 2005, our two largest shareholders, BDS and Joan Sullivan Garrett entered into Letter Agreements (the “Letter Agreements”) outlining mutual goals and strategies relating to the direction and control of the Company. The Letter Agreements were attached as exhibits to the Schedules 13D filed with the SEC by BDS and Ms. Garrett on December 27, 2005. The Letter Agreements generally provide that the shareholders will use their best efforts to:
•	Effect the appointment of James Allen Williams, a senior executive of ISOS, to the Company’s board of directors by December 21, 2005. Mr. Williams was appointed to the Company’s board of directors on December 21, 2005.

•	Promptly effect a standstill with respect to all lawsuits pending or threatened between any of the parties and their affiliates, including the Arizona Litigation and the Nevada Litigation (together the “Litigation”).

•	Circulate Consent Resolutions for execution by shareholders that will elect a new slate of nine directors, six of whom shall be nominees of BDS and three of whom shall be nominees of Ms. Garrett, and approve certain other matters. The terms and effect of the Consent Resolutions are described in the Company’s Information Statement on Schedule 14C filed with the SEC on February 9, 2006 (the “Information Statement”). The Consent Resolutions were executed by the requisite number of shareholders and were effective March 1, 2006.

•	Cause the Company to enter into a new five-year employment agreement with Ms. Garrett, who will continue as Chairman and be responsible for the representation and promotion of MedAire’s brand and assisting in formulating the strategic vision of MedAire, but without day-to-day management responsibility (the “Garrett Employment Agreement”). The terms of the Garrett Employment Agreement were approved by the Consent Resolutions and are described in the Information Statement.

•	Cause the Company to enter into a new employment agreement with James E. Lara to continue to act as President and Chief Operating Officer for an initial term that runs through December 31, 2007 (the “Lara Employment Agreement”). The terms of the Lara Employment Agreement were approved by the Consent Resolutions and are described in the Information Statement.

•	Enter into a shareholder agreement that requires BDS and Ms. Garrett to not vote their shares in a manner inconsistent with the Letter Agreements and places certain limitations on the transferability of Ms. Garrett’s shares for a period of five years (the “Shareholder Agreement”). The terms of the Shareholder Agreement are described in the Information Statement.
     The Letter Agreements provide that following completion of the actions described above, the two shareholders agree to use best efforts to (a) assure that James Allen Williams will be designated as the Chief Executive Officer of MedAire (the Company announced Mr. Williams’ designation as Chief Executive Officer on March 8, 2006) and (b) cause stipulations for dismissal to be filed with prejudice regarding the Litigation. These stipulations were filed on March 6, 2006. The Letter Agreements further provide that the two shareholders and their affiliates will release each other and their respective affiliates and use their best efforts to cause MedAire and other shareholders to exchange releases. The parties to the Arizona Litigation and the Nevada Litigation and several shareholders, including Mr. Tay, executed such releases on March 1, 2006. The Letter Agreements also provide that Ms. Garrett will be appointed to the board of an affiliate of BDS and will receive a director fee.
ASX Regulatory Matters
     The Company has recently become aware that grants of 350,000 stock options to directors in 2003 and 2004, 50,000 of which have been exercised, were made without the approval of the shareholders of the Company in potential violation of the Listing Rules of the Australian Stock Exchange (“ASX”). The ASX has advised us that the outstanding 2003 and 2004 option grants will have to be cancelled immediately. Our board has voted to cancel these options. The directors who held these options have acknowledged their cancellation and have waived and released the Company from all claims for damages arising out of the cancellation of these options. We cannot predict whether the ASX will seek to sanction the Company or pursue other legal action.
     In addition, we have been told that an unnamed shareholder has filed a complaint with an Australian regulatory body and that several unnamed shareholders are threatening litigation against the Company and/or its directors and officers. We do not have any more information than this at the current time.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no items subject to a vote of security holders during the fourth quarter of 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
     Our shares are not currently traded on any established United States public trading market, but are currently traded on the Australian Stock Exchange (ASX) under ASX Code MDE. Although we may seek listing of our shares in the United States on a national securities exchange or quotation system following registration, we have not yet determined the timing of doing so or which exchange or quotation system, if any, might be a viable alternative, and we cannot assure you that we will meet any applicable listing requirements.
     The following table sets forth the high and low sales prices on the Australian Stock Exchange for our Common Stock for the quarterly periods from January 1, 2004 to December 31, 2005.

	All Prices in AUD$
	2005		2004
Period	High	Low	High	Low
First Quarter	0.69	0.50	1.43	1.06
Second Quarter	0.95	0.53	1.17	0.79
Third Quarter	1.15	0.70	0.92	0.79
Fourth Quarter	1.00	0.71	1.02	0.56
     We have never paid a dividend on shares of our equity securities. We do not intend to pay any dividends on our common shares during the foreseeable future. It is anticipated that earnings, if any, from operations will be used to finance growth.
     There were approximately 1,704 holders of our common stock as of March 22, 2006.
Securities Authorized for Issuance Under Equity Compensation Plans
     A table setting forth information about our equity compensation plans is included under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. – Securities Authorized for Issuance Under Equity Compensation Plans.”
Recent Sales of Unregistered Securities
     In January 2003, in connection with our acquisition of Global Doctor by merger, we exchanged an aggregate of 11,746,157 shares and options of our common stock and other consideration for all outstanding shares of Global Doctor stock. We issued these shares and options in reliance upon exemptions from registration under Regulation S under the Securities Act with regard to Global Doctor shareholders residing outside the United States. There were no issuances to shareholders residing in the United States.
     In October 2003, we issued 6,000,000 shares of common stock in exchange for aggregate gross proceeds of $3,083,000, or $0.51 per share. We paid a 3.5% placement fee to Hartleys Limited, a financial services company based in Western Australia. We issued these shares in reliance upon exemptions from registration under Regulation S under the Securities Act with regard to MedAire shareholders residing outside the United States. There were no issuances to shareholders residing in the United States. The funds received were used for operational and acquisition purposes.
     In September 2003, 16,000 shares of common stock were granted to certain key employees in consideration of their individual performance. Our board approved a compensatory arrangement with such employees for the purpose of making one-time grants of the Company’s common stock to such employees as compensation for exemplary service. We issued these shares in reliance upon exemptions from registration under Rule 701 under the Securities Act.
     In addition, we issued common stock upon the exercise of common stock options that were issued pursuant to our Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”) as follows:

	Number of	Average Exercise
	Shares	Price
Year ended December 31, 2005	2,445,857	$0.26
Year ended December 31, 2004	1,588,445	$0.26
Year ended December 31, 2003	30,000	$0.25
     We issued the options underlying these shares and these shares in reliance upon exemptions from registration under Rule 701 under the Securities Act.
     The table below sets forth our issuances of stock options for each of the fiscal years ended December, 31, 2005, 2004, 2003 and 2002, respectively. These options were issued pursuant to the Plan described under “Executive Compensation — Amended and Restated 1998 Key Employee Stock Option Plan”. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years. These options were issued in reliance upon exemptions from registration under Rule 701 under the Securities Act.

	Number of Shares Available for
	Purchase Pursuant to Options	Average
Period Ended	Granted	Exercise Price
December 31, 2005	80,000	$0.55
2004	1,150,000 (1)	$0.75
2003	3,570,825 (1)	$0.44
2002	74,377	$0.25

(1)	The Company has recently become aware that grants of 350,000 stock options to directors in 2003 and 2004, 50,000 of which have been exercised, were made without the approval of the shareholders of the Company in potential violation of the Listing Rules of the Australian Stock Exchange (“ASX”). The ASX has advised us that the outstanding 2003 and 2004 option grants will have to be cancelled immediately. Our board has voted to cancel these options. The directors who held these options have acknowledged their cancellation and have waived and released the Company from all claims for damages arising out of the cancellation of these options. We cannot predict whether the ASX will seek to sanction the Company or pursue other legal action.
     We also issued 1,740,000 warrants with an exercise price of $0.68 per share, to Jim Lara in 2005 pursuant to his employment agreement with the Company. These warrants were issued in reliance upon exemptions from registration under Rule 701 under the Securities Act. Best Dynamic Services Limited (“BDS”) and Mr. Lara have advised the Company that they believe there is uncertainty in connection with the interpretation of the awarding, vesting and exercisability of such warrants, and, in an effort to resolve any misunderstandings or ambiguities, BDS and Mr. Lara have entered into a letter agreement in which they acknowledge that upon effectiveness of the Consent Resolutions, March 1, 2006 (a) Mr. Lara has been awarded fully vested warrants to purchase a total of 580,000 shares of common stock at an exercise price of $0.68 per share, (b) no other warrants have been awarded or have vested, (c) the remaining warrants (1,160,000) will be cancelled and may be awarded in the future in equal increments on the condition that the Company exceeds EBITDA targets established by the board of directors of the Company for the fiscal years ending December 31, 2006 and 2007, respectively, (d) if awarded, the shares subject to the remaining warrants will vest and become exercisable if the Company’s EBITDA for the fiscal year ending December 31, 2007 equals or exceeds $5.6 million, (e) any vested warrants must be exercised while an employee of the Company, (f) while an employee of the Company, any vested warrants must be exercised no later than December 31, 2009 and (g) if Mr. Lara ceases for any reason to be an employee of the Company, all warrants which have not vested will lapse. The Company is not bound by this letter agreement, although BDS and Mr. Lara have advised the Company that it has been made a third party beneficiary thereto.
     You can find information as of December 31, 2005 with respect to our compensation plans under which shares of our common stock are authorized for issuance under “Item 12. Security Ownership of Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans”.
Item 6. Selected Financial Data
     The following table presents selected historical financial data for the Company. The summary historical consolidated balance sheet data as of December 31, 2005, 2004, 2003, 2002, and 2001 of the Company and the summary consolidated statement of operations data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from our audited consolidated financial statements. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements included in this Annual Report on Form 10-K.
     The following events significantly impacted the Company’s financial results and make year to year comparisons inappropriate. Our past results and/or growth rates are not indicative of future results.
•	MedAire’s acquisition of Global Doctor Limited in January 2003. This acquisition increased the Company’s revenues by $2.1 million in 2003 over 2002. For further discussion of this acquisition, see “Business — History”.

•	MedAire’s initial expansion into the Business Travelers market resulted in increased revenues in 2003 and 2004 primarily as a result of a gross-up of revenue and expense related to medical and evacuation fees. Although we expect this expansion to continue, we expect the growth rates will be much slower as we do not anticipate adding large crew assistance customers as we did in late 2003 and early 2004.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands except per share data)
Revenue	$28,363	$25,358	$17,598	$11,336	$11,373
Expenses
Cost of revenues	18,381	16,975	12,005	7,493	6,171
Sales & marketing	4,524	4,157	3,724	2,583	2,653
General & administrative	5,195	3,341	2,561	1,541	1,814
Accrued compensation	—	—	715	—	—
Depreciation and amortization	954	996	596	451	344

Operating income (loss)	(691)	(111)	(2,003)	(732)	391

Other income (expense)	296	47	65	11	60
Income tax expense (benefit)	—	958	(867)	(182)	110
Minority interest in net income of minority subsidiary	—	—	(149)	(97)	(54)

Net (loss) income	$(395)	$(1,022)	$(1,220)	$(636)	$287

Basic and diluted net loss per common share	$(.01)	$(.02)	$(.02)	$(.02)	$0.00

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,957	$1,141	$3,811	$1,144	$1,713
Other current assets	7,639	8,541	6,108	2,353	1,731

Total current assets	9,596	9,682	9,919	3,497	3,444

Fixed assets, net	1,767	2,014	1,435	1,367	1,128
Goodwill	795	795	795	—	—
Identifiable intangibles, net	263	368	22	28	22
Other long term assets	212	150	1,083	917	299

Total assets	$12,633	$13,009	$13,254	$5,809	$4,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$9,000	$9,632	$9,129	$3,610	$2,467
Long term liabilities	924	917	982	1,246	905

TOTAL LIABILITIES	9,924	10,549	10,111	4,856	3,372
Stockholders’ equity
Common stock	57	55	53	36	36
Additional paid in capital	6,142	5,501	5,088	1,611	1,610
Accumulated deficit	(3,278)	(2,883)	(1,861)	(641)	(4)
Accumulated other comprehensive loss	(212)	(213)	(137)	(53)	(121)

Total liabilities and stockholders’ equity	$12,633	$13,009	$13,254	$5,809	$4,893

     Please refer to the Notes to the Consolidated Financial Statements on pages F-9 through F-27 for consideration.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Overview
     Established in 1985, we provide integrated health and security solutions to companies that are responsible for employees, customers and guests who are at risk as a result of living, working or traveling in remote environments. These solutions are comprised of three major components (representing three of our four reportable segments): 24/7/365 situation management services, including real-time medical assistance from board certified emergency physicians; training, education and information; and medical resources such as medical kits. We sell these services and products into six markets: Business Aviation, Commercial Aviation, Private Maritime,

Commercial Maritime, Business Travelers, and Federal Government.
     We were originally incorporated in the State of Arizona in 1985 as MedAire Incorporated and reincorporated in the State of Nevada in 2002 as MedAire, Inc. From 1986 until April 2002, we primarily sold into three core markets, Business Aviation, Commercial Aviation and Private Maritime.
     In October 1998, we entered into a memorandum of understanding with MedCrew, LLC to form a joint venture, MedSpace. MedSpace’s principal activity was to assemble medical kits. MedSpace was owned 46% by MedAire, 5% by Joan Sullivan Garrett, then MedAire’s President and CEO, and 49% by MedCrew, LLC. Our share of the results of operations of MedSpace and the fair value of their assets and liabilities were included in our consolidated financial statements as of the date of formation of the joint venture.
     In June 2001, we entered into a strategic alliance agreement with Global Doctor Limited in connection with which we acquired a 10% ownership interest in Global Doctor for $500,000. During 2002, our interest was diluted to approximately 6.25%. Global Doctor clinics provide western standard primary health care and emergency evacuation and medical assistance to international corporate travelers, expatriates, tourists, and affluent members of their respective communities.
     In April 2002, we established our United Kingdom based subsidiary, MedAire Limited. The principal office is located in Farnborough, outside of London. The primary objective of this subsidiary was to increase sales activities directed at the European and Middle Eastern markets.
     Also in April 2002, we launched a new key product offering, GlobaLifeline, directed at serving the medical and security needs of international business travelers and expatriates from U.S. corporations, resulting in MedAire’s expansion into our fourth market, Business Travelers.
     In January 2003, we acquired the remaining outstanding shares of Global Doctor in a merger transaction. We paid cash of $6,210, issued 10,753,765 shares of common stock, and issued 1,110,824 options to purchase our common stock to Global Doctor shareholders. The transaction was recorded under the purchase method of accounting and the results of operations of Global Doctor and the fair value of the assets acquired and liabilities assumed were included in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $712,000 in intangible assets that are being amortized over periods of three to fifteen years. We also recorded $928,000 of goodwill. The goodwill recorded, per SFAS No. 142, “Goodwill and Other Intangible Assets,” is not amortized until a point where it is considered to be impaired. We have a third party valuation performed on the balance at least each year to confirm whether events and circumstances continue to support the carrying value. We would recognize an impairment loss if the carrying amount of the goodwill exceeded its fair value as determined by the third-party valuation firm. A valuation was performed as of December 31, 2005. No impairment existed at the time of the valuation.
     Global Doctor was publicly traded on the Australian Stock Exchange (ASX) and, as a result of the merger, we retained the public listing. MedAire shares opened for trading on the ASX under the symbol MDE in January 2003.
     In July 2003, we were awarded a $1 million congressional appropriation to assist the United States Air Force with a research and development project and provide goods and services to the U.S. Federal Government. This marked our entrance into a fifth market, the Federal Government.
     In October 2003, we issued 6,000,000 shares of common stock for $3,083,000, or $0.51 per share, in a private placement transaction for equity financing. We paid a 3.5% placement fee ($106,722) on the share issuance and capitalized direct costs of $9,992 which were directly associated with this exempt offering.
     In December 2003, we acquired the remaining 54% of our joint venture, MedSpace Inc. (“MedSpace”), as well as paid an amount to settle a management agreement in a merger transaction. MedSpace was merged into MedAire and now operates as a division of MedAire. We paid an aggregate of $387,474 to MedCrew, LLC (“MedCrew”) (the holder of 49% of the interest in MedSpace) and Joan Sullivan Garrett (the holder of 5% of the interest in MedSpace) to purchase their interests in MedSpace. The amount of the repurchase was based upon the book value of the assets acquired. We believe that MedSpace had no more value than the book value of its assets because it had no customers or suppliers, there was no manufacturing value to the inventory, the fair value of the fixed assets approximates book value, and the assembly process was significantly revised after the purchase. In addition, we paid an aggregate of $714,567 to MedCrew and Joan Sullivan Garrett to buy-out the management contract pursuant to which Ms. Sullivan Garrett and MedCrew were to provide certain management services to MedSpace and which, because the management services contemplated by such contract could be provided more efficiently by the Company once it owned 100% of the interest in MedSpace, would provide no future benefit to the Company after MedAire’s purchase of 100% of the interest in MedSpace. We considered this $714,567 payment to be compensation expense because it related to the termination of a contract for management services. The total purchase price of $1,102,041 was paid as follows; MedCrew (49% owner) $1,000,000 and Joan Sullivan Garrett (5% owner)

$102,041. The transaction closed and the amounts due were accrued at December 31, 2003. The cash payment to settle the buy-out and terminate the management agreement was made in early January 2004 due to the holiday schedule. The assets and liabilities acquired in the transaction were recorded at fair market value resulting in net assets of $387,474. The $714,567 was compensation expense and was properly recorded to as a charge to operations in December 2003.
     In April 2004, we acquired substantially all of the assets of the Medical Advisory Services (MAS) division of Digital Angel Corporation. MAS provided medical advisory services to the commercial maritime industry. We paid Digital Angel Corporation $386,005 in cash for MAS. We recorded the transaction under the purchase method of accounting, and we included the results of operations of MAS and the fair value of the assets acquired and liabilities assumed in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $420,000 in intangible assets that are being amortized over periods of one to five years. The acquisition of MAS marked our entrance into a sixth market, Commercial Maritime.
     In August 2005, our board made the decision to consider the sale of our Global Doctor clinics located in China, other than the evacuation center located in Beijing. Our board based this decision upon a review of the strategic value of the individual clinics in China. Subsequent to this decision, the board later concluded that if a reasonable offer was received for the entire Global Doctor network of clinics, we would entertain such an offer. The board arrived at its decision after a review of the historical financial performance of the Global Doctor entity. In January 2006, our board approved the sale of the Global Doctor clinic operations to a buyer led by current management of such operations. For further discussion of this decision, see “Business — History”.
Key Trends Influencing our Operating Results
     The following represents key trends that are currently influencing our operations. The Company cannot be assured that these trends will continue to affect future results of operations.
     Globalization influences our operating results by creating more demand for GlobaLifeline services. As companies continue to expand and “go global,” their need to provide medical and security services for their traveling employees increases. Our GlobaLifeline service offering provides corporations with an answer to their concerns about providing a certain level of care to their employees. The increase in world travel, particularly via commercial airline, influences our operating results. Contractual pricing with commercial airlines is based, to a large extent, upon the amount of RPK’s (revenue passenger kilometers) flown in the prior year. As the amount of RPK’s increases, and assuming we maintain our commercial airline clients, our results of operations will be positively impacted. RPK growth in the entire commercial airline industry is anticipated to grow 6.5% in 2006. MedAire’s existing airline clients experienced an 8% RPK growth rate in 2005.
     While we believe that the continued globalization movement will continue to be a source of growth for MedAire, it does carry risks. Any events that could, for any reason, lead to a reduction in either domestic or international travel could have a negative impact on MedAire’s overall business due to a slowing in global commerce. Such destabilizing events could include pandemic events, such as was experienced with SARS, terrorist activity of similar or greater magnitude than the September 11, 2001 events in the U.S., a continued rise in crude oil pricing impacting the financial viability of our airline clients or major disruptions to the general availability of fuel.
     The increase in regulations affecting the markets in which we operate influences our operating results. As an example, in April 2004, the U.S. Federal Aviation Administration’s (FAA) regulation that mandated all U.S. commercial aircraft carry enhanced medical kits and automated external defibrillators (AEDs) onboard went into effect. This resulted in a significant increase in equipment revenue in the last two quarters of 2003 and the first two quarters of 2004. Future actions by regulatory bodies may continue to have an impact on our operations as companies are forced to provide an enhanced level of care to their employees or customers. This is evidenced by a Notice of Proposed Rule Making (NPRM) regarding Nondiscrimination on the Basis of Disability in Air Travel – Medical Oxygen and Portable Respiration Assistive Devices. This proposed rule may have a significant impact upon our Passenger Assistance Services (PAS), either positively or negatively, depending upon the final rulemaking. This service accounted for approximately $400,000 of revenue in fiscal year 2005.
     Although significant terrorist events may reduce the demand for global travel, as discussed above, the continued threat of terrorist activity has an impact on our results of operations by increasing the need for security consulting and services.
     Our Business Aviation revenues are influenced by increasing fractional ownership of business aircraft. This global market is dominated by four (4) firms: NetJets, Inc.; FlexJet, a unit of Bombardier; Flight Options, a unit of Raytheon, and; Citation Shares, a unit of Cessna Aircraft, a Textron subsidiary. MedAire provides services to NetJets Europe and FlexJet. MedAire does not currently provide service to Flight Options or Citation Shares. Some of the growth in fractional ownership comes from existing or prospective Business Aviation operators who choose the fractional ownership model rather than traditional sole ownership. If MedAire is unable to obtain the business of the fractional operators we do not currently service, our revenue from the Business Aviation segment may be negatively impacted.

     The growth in the rate of commercial ship building continues to accelerate. This is a positive indicator as MedAire focuses more intently upon providing this market with medical advisory services and pharmaceuticals under its MAS brand. The company currently serves 500 ships, which is a small fraction of the available market. The expansion of the commercial cargo and tanker shipping fleet is a sustained trend.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, impairment and useful lives of intangible assets and goodwill and income taxes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition
     We provide products and services to our customers primarily on a contract basis, normally covering one to five year periods. We recognize revenue on products (medical kits and AED’s) when we ship the equipment, while we record the service portion (MedLink and other access fees) of the contract as deferred revenue and recognize such revenue on a straight-line basis over the life of the contract. We recognize revenue from non-contractual services (evacuations, security consulting, additional training and education) as we perform the services. Shipping and handling charges to customers are included in revenue. Shipping and handling costs incurred by the Company are included in costs of revenues.
     Revenue from multiple-deliverable arrangements are accounted for as separate units of accounting because the delivered items have value on a stand alone basis, there is objective and reliable evidence of the fair value and delivery or performance of the undelivered item is probable and in the Company’s control.
     In 2002, the Company introduced GlobaLifeline. Revenue from GlobaLifeline includes membership and access fees, patient consultations, evacuations, security services and web based information services. A large percentage of the patient consultations and evacuations are fulfilled by third party providers. The Company recognizes revenue based on the gross amount billed to the customer because it has earned revenue from the sale of services. This revenue is included in services revenue, and the corresponding cost is included in cost of services.
     A customer may have an annual contract that entitles them to a package containing MedLink access, training vouchers and one medical kit. In accordance with our revenue recognition policy, the revenue from the medical kit would be recognized upon shipment while the revenue associated with the MedLink access and the training vouchers would be deferred and recognized on a straight-line basis over the one-year period the contract covers.
Identifiable intangibles and goodwill
     Identifiable intangibles and goodwill were recorded upon the initial acquisitions of Global Doctor and Medical Advisory Services. Goodwill represents the excess of the purchase price over the fair market value of the identifiable assets acquired (see Note 14 to the Financial Statements). SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) prescribes a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate the assets might be impaired. There were indicators of impairment in the years ended December 31, 2005, 2004 and 2003; however, no impairment existed for those periods, for either long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) or goodwill under FAS 142. The reporting units are each evaluated as a whole for goodwill impairment testing. The estimated fair values of our reporting units at each testing period exceed their carrying basis.
     Recoverability of goodwill and intangible assets is made through assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue and the timing of expenses.
     We expect the gain on the sale of the Global Doctor clinic operations to be approximately $150,000 to $250,000, depending on the net assets at the closing date. We expect the impact on our go-forward financial statements due to the sale to be a decrease to revenue of approximately $3.5 million and a decrease to pre-tax loss of approximately $0.5 million on an annual basis, however; we will be entering into a preferred provider agreement with the new owners, and expect additional revenues as provider services are utilized in our service offering to clients.
     Identifiable intangibles have the following estimated useful lives:

Software	1 to 3 years
Permits and agreements	2 to 7 years
Customer list and contracts	5 years
Other	1 to 5 years
Tradename and trademarks	5 to 7 years
Income taxes
     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We have estimated that it is more likely than not, our net deferred tax assets will not be realized. Therefore, we have provided a valuation allowance for those net deferred tax assets.
Subsequent events
     In January 2006, our board approved the sale of the Global Doctor clinic operations to a buyer led by current management of such operations. For further discussion of this decision, see “Business — History”.
Results of Operations
     The following table sets forth the historical revenue mix of the Company expressed as a percentage of total revenues as well as the costs of revenues expressed as a percentage of their respective revenue types for each period. We believe that the period-to-period comparisons of our operating results may not be indicative of results for any future period.

	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
Revenues, net
Service	67.1%	63.1%	57.3%
Equipment	20.9%	25.4%	29.7%
Education	12.0%	11.5%	13.0%

Total revenues, net	100.0%	100.0%	100.0%
Costs of revenues
Service	64.9%	67.7%	63.4%
Equipment	71.2%	69.2%	78.3%
Education	53.2%	57.7%	66.5%

Total costs of revenues	64.8%	66.9%	68.2%
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Revenues
     Revenues in the year ended December 31, 2005 were $28.4 million compared to $25.4 million in the year ended December 31, 2004, an increase of $3.0 million or 12%. No one customer accounted for more than 10% of our revenues in the years ended December 31, 2005 or 2004. We increased prices most recently three years ago in relation to the cost of our operations; however, price increases are not currently done at scheduled intervals. The increases in revenue are primarily driven by volume.
     Service Revenues. Our service revenues increased to $19.0 million in the year ended December 31, 2005 from $16.0 million in the year ended December 31, 2004, an increase of 19%. The increase in service revenues was related to an increase of $1.7 million in GlobaLifeline services and a $1.3 million increase in MedLink services. Revenue from GlobaLifeline services includes membership and access fees, patient consultations, evacuations, security services and web based information services. The increase in GlobaLifeline services was primarily driven by an increased demand for security consulting services, increased revenue from our Global Doctor clinics, as well as a slight increase in demand for medical evacuations and consultations. The increase in MedLink services was primarily driven by an increase in business aviation customers in the U.S. and Europe and to a lesser extent, an increase in maritime customers as well as increased billings to our existing commercial aviation customers. Service revenues represented 67%

and 63% of our total revenues for the years ended December 31, 2005 and 2004, respectively.
     Equipment Revenues. Our equipment revenues decreased to $5.9 million in the year ended December 31, 2005 from $6.4 million in the year ended December 31, 2004, a decrease of 8%. The decrease in equipment revenues, principally representing medical kits and kit repairs, was primarily the result of the FAA regulation that mandated all U.S. commercial aircraft carry new medical kits onboard. The regulation was effective April 2004, and caused strong demand in the first half of 2004 from clients upgrading or replacing their kits to meet new regulations. We did not expect to sustain the 2004 equipment revenue growth rate in future years. The decrease in equipment revenue related to the commercial aviation market was approximately $0.7 million which was slightly offset by a $0.2 million increase in kits and pharmaceuticals for the private and commercial maritime markets. Equipment revenues represented 21% and 25% of total revenues for the years ended December 31, 2005 and 2004, respectively.
     Education Revenues. Our education revenues increased to $3.4 million in the year ended December 31, 2005 from $2.9 million in the year ended December 31, 2004, an increase of 16%. The increase in education revenues primarily relates to an increased business aviation client base requiring education services and to a much lesser extent, a slight increase in education services provided to the federal government. Education revenues represented 12% of total revenues for the years ended December 31, 2005 and 2004.
Cost of Revenues
     Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical and security services to customers, including clinic operations and the operation of our GRC. Our cost of service revenues increased to $12.3 million in the year ended December 31, 2005 from $10.8 million in the year ended December 31, 2004, an increase of 14%, representing 65% and 68% as a percentage of service revenues in the respective periods. The absolute dollar increase was primarily attributable to the increase in provider-related costs associated with security consulting as well as employee costs associated with security of approximately $0.7 million and a $0.4 million increase in cost to operate our Global Doctor clinics. The remaining increase related to increased costs for employees to service our increased MedLink customer base as well as the cost paid to providers for medical services related to the MedLink calls. The increase in margin was due to our ability to increase service revenues by 19% while only increasing costs 14%, primarily due to achieving economies of scale as our business grows. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix and the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow and we continue to make operational efficiency improvements in service delivery.
     Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies, as well as personnel costs to assemble the kits. Cost of equipment revenues decreased to $4.2 million in the year ended December 31, 2005 from $4.4 million in the year ended December 31, 2004, a decrease of 5%, representing 71% and 69% as a percentage of equipment revenues in the respective periods. The absolute dollar decrease of 5% was primarily attributable to the 8% decrease in equipment revenue. The decrease in margin primarily represented a small loss of economies of scale due to the 8% decrease in revenue. Although we were able to lower our material costs, our labor costs remained relatively consistent from year to year causing the slight deterioration in gross margin. In addition, the fulfillment of pharmaceutical sales to the maritime market is labor intensive and as those revenues grew in 2005, our margin was slightly impacted. We anticipate as we work to grow medical kit revenues that we will regain the economies of scale resulting in an improved margin. In addition, we are reviewing our internal processes associated with pharmaceutical fulfillment in an effort to gain operational efficiencies to improve our margin in future periods.
     Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues increased to $1.8 million in the year ended December 31, 2005, from $1.7 million in the year ended December 31, 2004, a decrease of 7%, representing 53% and 58% as a percentage of education revenues in the respective periods. The improvement in margin relates to efficiencies created in the delivery of services and the ability to hold costs relatively stable while growing revenue. We do not expect to continue seeing large improvements in the margins associated with education revenue as we feel we have achieved the economies of scale and plan to invest in curriculum development in future periods.
Operating Expenses
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses increased to $4.5 million in the year ended December 31, 2005, from $4.2 million in the year ended December 31, 2004, an increase of 9%. The increase reflected the additional staffing associated with the sales force, which was a factor in the revenue growth the Company experienced during the same period of 12%. In addition, the Company established a tele-leads marketing group to increase lead production for the sales staff. Sales and marketing expenses represented 16% of our total revenues for the years ended December 31, 2005 and 2004. We anticipate sales and marketing expense as a percentage of revenues to increase slightly in future periods as we make investments in market research and business development within our core markets that will be expected to drive future revenue growth.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased to $5.2 million in the year ended December 31, 2005, from $3.3 million in the year ended December 31, 2004, an increase of 56%. The increase is related to several different factors. Approximately $0.6 million of legal, accounting and increased staffing expenses incurred in the filing of our Registration Statement on Form 10 with the Securities and Exchange Commission. Approximately $0.9 million in increased staffing and contractor costs were necessary to manage and support the expansion of our operations particularly as they relate to the information technology (IT), finance, executive and investor relations departments, and to a lesser extent, increased legal fees for shareholder actions of approximately $0.2 million. General and administrative expenses represented 18% and 13% of our total revenues for the years ended December 31, 2005 and 2004, respectively. We anticipate general and administrative expenses will remain relatively consistent as we complete our Registration Statement on Form 10 and move to become compliant with the Commission’s rules and regulations, including those imposed in accordance with the Sarbanes-Oxley Act of 2002.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization remained consistent at $1.0 million in the years ended December 31, 2005 and 2004.
Other Income and Expenses
     Gain on Sale of Mining Rights Contract. We acquired the rights to a mining tenement as part of the acquisition of Global Doctor Limited. Gain on the sale of mining rights increased to $273,000 in the year ended December 31, 2005, from $67,000 in the year ended December 31, 2004, due to varying payments made by the buyer of the mining rights pursuant to the agreement. Please see further explanation of this transaction in “Year Ended December 31, 2004 Compared to Year Ended December 31, 2003”.
     Interest Income. Interest income increased to $43,000 in the year ended December 31, 2005, from $23,000 in the year ended December 31, 2004, primarily due to a higher cash balance during the year ended December 31, 2005.
     Interest Expense. Interest expense decreased to $21,000 in the year ended December 31, 2005, from $43,000 in the year ended December 31, 2004, primarily due to the repayment of debt that was assumed as part of the Global Doctor acquisition.
     Income Tax Expense. We established a valuation allowance against our net deferred tax assets as of December 31, 2004. This resulted in additional income tax expense of approximately $960,000 in the year ended December 31, 2004. We continue to have a 100% valuation allowance against the net deferred tax assets as of December 31, 2005, resulting in no tax benefit or expense in 2005.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Revenues
     Revenues in the year ended December 31, 2004 were $25.4 million compared to $17.6 million in the year ended December 31, 2003, an increase of $7.8 million, or 44%. Approximately 76% of this increase was caused by an increase in service revenues, described below. No one customer accounted for more than 10% of our revenues in the years ended December 31, 2004 or 2003.
     Service Revenues. Our service revenues increased to $16.0 million in the year ended December 31, 2004 from $10.1 million in the year ended December 31, 2003, an increase of 59%. The increase in service revenues was primarily related to increased sales of our service offering to corporations with business travelers and expatriates, which is branded as GlobaLifeline. Revenue from GlobaLifeline services increased to $7.3 million in the year ended December 31, 2004 from $3.3 million in the year ended December 31, 2003, an increase of 122%. In addition to increasing the number of customers under contract, 2004 was the first full year of supporting the traveling crew members for two large international commercial airline customers. The revenue and expense related to crew assistance is recorded on the gross basis, thus significantly contributing to the 122% increase in revenue. Revenue from GlobaLifeline services includes membership and access fees, patient consultations, evacuations, security services and web based information services.
     Subscriptions to MedLink services, provided by our GRC increased $1.6 million or 23%. The increase related to a 107% increase in the maritime market and a 16% and 13% increase in the commercial aviation and business aviation markets, respectively. The acquisition of the MAS business as well as organic growth in the private maritime market were the main contributors to the strong growth in the combined Commercial and Private Maritime markets. Service revenues represented 63% and 57% of our total revenues for the years ended December 31, 2004 and 2003, respectively.
     Equipment Revenues. Our equipment revenues increased to $6.4 million in the year ended December 31, 2004 from $5.2 million in the year ended December 31, 2003, an increase of 23%. The increase in equipment revenues, principally representing medical kits and kit repairs, was primarily the result of the FAA regulation that mandated all U.S. commercial aircraft carry new medical kits onboard. The regulation was effective April 2004, and caused strong demand in the first half of 2004 from clients upgrading or replacing their kits to meet new regulations. Equipment revenues represented 25% and 30% of total revenues for the years ended December 31, 2004 and 2003, respectively.
     Education Revenues. Our education revenues increased to $2.9 million in the year ended December 31, 2004 from $2.3 million in the year ended December 31, 2003, an increase of 27%. The increase in education revenues primarily relates to an increased client base requiring education services. Education revenues represented 12% and 13% of total revenues for the years ended December 31, 2004 and 2003, respectively.
Cost of Revenue
     Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical and security services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues increased to $10.8 million in the year ended December 31, 2004 from $6.4 million in the year ended December 31, 2003, an increase of 69%, representing 68% and 63% as a percentage of services revenue in the respective periods. The absolute dollar increase was primarily attributable to the hiring and training of additional personnel to support our growing customer base in addition to the provider-related costs associated with client medical evacuations and consultations for our GlobaLifeline customers. The increase as a percentage of service revenues relates to a change in product mix. The increase in demand for medical evacuation and consultation services, which carry a lower margin than the Company’s other services was the main contributing factor to this change. The low margin associated with medical evacuation and consultation services significantly impacts overall service revenue margins. Service costs excluding medical evacuations and consultation services were 61% and 60% of service revenue for the years ended December 31, 2004 and 2003, respectively. We expect service costs as a percentage of service revenue to vary from year to year depending upon product mix and the fluctuation in demand for medical evacuation and consultation services.
     Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies as well as personnel costs to assemble the kits. Cost of equipment revenues increased to $4.4 million in the year ended December 31, 2004, from $4.1 million in the year ended December 31, 2003, an increase of 9%, representing 69% and 78% as a percentage of equipment revenues in the respective periods. The absolute dollar increase was primarily attributable to the increase in equipment revenue. The improvement in margin on this business relates to operational and administrative efficiencies and synergies created by the acquisition of the minority interest in MedSpace, Inc. in December 2003, as well as increased margins associated with new kit sales due to the FAA mandate noted above. MedSpace assembles and refurbishes medical and security kits for our clients. We expect cost of equipment to increase as a percentage of equipment revenue as the product mix shifts to additional kit refurbishments versus new kits. Kit refurbishments carry a lower gross margin than new kits.
     Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues increased to $1.7 million in the year ended December 31, 2004, from $1.5 million in the year ended December 31, 2003, an increase of 11%, representing 58% and 66% as a percentage of education revenues in the respective periods. The absolute dollar increase was primarily attributable to the increase in education revenues. The improvement in margin relates to efficiencies created in the delivery of services.
Operating Expenses
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses increased to $4.2 million in the year ended December 31, 2004, from $3.7 million in the year ended December 31, 2003, an increase of 12%. The increase reflected the increased staffing associated with the sales force, which was a factor in the increased revenue the Company experienced of 44%. Sales and marketing expenses represented 16% and 21% of our total revenues for the years ended December 31, 2004 and 2003, respectively.
     General and Administrative Expenses. General and administrative expenses including fees to MedCrew, consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased to $3.3 million in the year ended December 31, 2004, from $2.6 million in the year ended December 31, 2003, an increase of 30%. The increase reflected the increased staffing and related expenses necessary to manage and support the expansion of our operations, particularly as they related to being a publicly traded entity on the Australian Stock Exchange. General and administrative expenses represented 13% and 15% of our total revenues for the years ended December 31, 2004 and 2003, respectively.
     Compensation to Related Party. Compensation to related party in 2003 is $714,567 of compensation paid related to the acquisition of the minority interest in MedSpace. The amount was paid to the 49% owner, MedCrew, LLC and the Company founder Joan Sullivan Garrett, a 5% owner, to terminate the management services agreement.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization increased to $1.0 million in the year ended December 31, 2004 from $0.6 million in the year ended December 31, 2003, an increase of 67%. The increase reflected the increased investment in computer equipment and software as well as the amortization of intangible assets associated with the acquisition of MAS.
Other Income and Expenses
     Gain on Sale of Mining Rights Contract. We acquired the rights to a mining tenement as part of the acquisition of Global Doctor Limited. No value was assigned to the mining rights at the time of the acquisition due to uncertainty surrounding the outcome of a judicial appeal that could have caused Global Doctor to lose title to the rights. Subsequent to the acquisition, the court ruled in favor of Global Doctor Limited. At the date of the acquisition in January 2003, there was no value assigned to the mining rights. This basis was established due to the fact that the mining rights were sold to a third party in February 2000 and in July 2003 reverted back to Global Doctor because the previous buyer could not make the mine commercially viable without incurring a substantial cost. The cash inflows related to commercial operations of the mine would have been less than the cash outflows to prepare the mine. In addition, Global Doctor was involved in a lawsuit in which the former buyer wanted Global Doctor to reimburse them for certain costs. The mining rights were not considered a pre-acquisition contingency as it was our belief that the zero fair value was adequately supported by the third party potential buyer that returned the rights back to us.
     Subsequent to the purchase date, there was a change in the economic situation surrounding the value of iron ore. Due to an increase in iron ore commodity prices, the future expected cash inflows from the mining rights increased. This allowed MedAire to find another buyer in November 2003. However, a change in economic events occurring subsequent to the purchase date does not factor into the purchase price allocation (even if it is within the one year allocation period). We believe we are being consistent with paragraph B179 of SFAS No. 141, “Business Combinations” (FAS 141), when we consider the economic events occurring after the purchase to be reflected in income
     In November 2003, we sold the mining rights. The transaction was structured so we receive varying payments ranging from 50,000 Australian Dollars (AUD) on acceptance of the offer (November 2003) to 400,000 AUD 24 months from settlement (December 2005). The USD exchange rate at the time of payments to date was approximately 0.66. The final payment of 1.0 million AUD is due upon commencement of the commercial mining operation. At any time after settlement (December 2003), the buyer may notify us that it does not wish to proceed with the transaction, in which event, the mining rights would be reconveyed to us for no consideration and the buyer would be under no further obligation to make further payments in respect to the purchase price other than those that have already fallen due. Gain on sale of mining rights represents the annual payments received from the buyer. No receivable has been established for future payments given the uncertainty of collection. Gain on the sale of mining rights decreased to $67,000 in the year ended December 31, 2004, from $99,000 in the year ended December 31, 2003 due to varying payments made by the buyer of the mining rights pursuant to the agreement.
     Gain on Sale of Marketable Securities. Gain on sale of marketable securities represents the realized gain on securities sold. Gain on marketable securities decreased to zero in 2004 from $22,000 in 2003 due to no securities being sold by the Company during 2004. The Company normally does not hold marketable securities.
     Interest income. Interest income remained consistent during the year ended December 31, 2004 as compared to the year ended December 31, 2003.
     Interest Expense. Interest expense decreased to $43,000 in 2004 from $77,000 in 2003, primarily due to the repayment of debt that was assumed as part of the Global Doctor acquisition.
     Income Tax Expense. We established a valuation allowance against our net deferred tax assets as of December 31, 2004. This resulted in additional income tax expense of approximately $960,000 in the year ended December 31, 2004. Our deferred tax asset at December 31, 2004 primarily represented net operating loss carryforwards that can be used to offset future taxable income. GAAP requires that a valuation allowance be established when it is more likely than not that some portion or all of a deferred tax asset may not be realized. Realization of a deferred tax asset is dependent on whether or not there will be sufficient taxable income in the future periods in which the net operating loss can be utilized as available under tax law. Although we expect future taxable earnings, under GAAP this expectation is outweighed by the history of taxable losses and thus, we established the valuation allowance at December 31, 2004. In future years, as the Company has taxable income and the net operating loss carryforwards are utilized, the valuation allowance will be reduced and no income tax expense will be realized on the face of the income statement until such time that the net operating losses have either expired or been fully utilized. We had the expectation of utilizing net operating losses in 2004 based on management projections. However, due to a change in product mix sold with increased evacuations that carry a lower margin and Global Doctor operations which did not reach the break-even point, we determined that a valuation allowance was required in 2004.

Liquidity and Capital Resources
     As of December 31, 2005, we had unrestricted cash and cash equivalents of $1.5 million, an increase of $0.3 million from December 31, 2004. Our working capital, excluding the current portion of deferred revenues at December 31, 2005 was $6.0 million, compared to $5.4 million at December 31, 2004. As of December 31, 2004, we had cash and cash equivalents of $1.1 million, a decrease of $2.7 million from December 31, 2003. Our working capital, excluding the current portion of deferred revenue, at December 31, 2004 was $5.4 million, compared to $0.8 million at December 31, 2003.
For the Years Ended December 31, 2005, 2004 and 2003
     Our operating activities resulted in net cash flows of $1.2 million and $0.2 million in 2005 and 2003, respectively, and net cash used of $0.6 million in 2004. For the year ended December 31, 2005, cash outflows from net losses were offset by depreciation expense, collections on accounts receivable, and decreases in unbilled revenue slightly offset by an increase in prepaid expenses and other current assets. The cash used by operations in the year ended December 31, 2004 was primarily related to the following issue. During the latter half of 2004, we experienced a temporary increase in accounts receivable due to our inability to invoice our customers. This was the direct result of the implementation of an integrated enterprise-wide computer system. We believe this had a negative impact to cash flow of approximately $1.0 million in 2004. Collection of these accounts receivable positively impacted the operating cash flows in the first quarter of 2005.
     Cash used in investing activities was $0.9 million in 2005, $2.4 million in 2004, and $0.1 million in 2003, resulting primarily from the purchase of capital equipment in each of the three years, classification of restricted cash in 2005; the aggregate total cash consideration and related expense paid in connection with the MAS acquisition, the cash paid relative to the minority interest acquisition, as well as the long term asset investment in 2004; and the sale of marketable securities and cash received in acquisition of Global Doctor in 2003.
     Cash used in financing activities totaled $5,000 in 2005, and provided by financing activities of $0.3 million in 2004, and $2.7 million in 2003, resulting primarily from the proceeds from the exercise of common stock options, offset by the repayment on the line of credit, and the repayment of a note payable in 2005, proceeds from the exercise of common stock options in 2004, and proceeds from the sale of common stock in 2003.
Liquidity Summary
     As of December 31, 2005, we have an unused $1 million credit facility, for working capital purposes, with Desert Hills Bank. The facility matures in May 2006, bears interest at the bank’s prime rate plus .75%, requires that we maintain a $500,000 compensating balance (classified as restricted cash) and contains certain other non-financial covenants.
     At December 31, 2004 an event of default under this credit facility was triggered due to a change in ownership of greater than 25 percent of our common stock. This event of default was triggered by a sale of our common stock by Banner Health Systems, who sold their remaining shares of the Company’s stock in September 2004 (at which time it ceased to be a related party). This event of default was waived by Desert Hills Bank.
     We believe that our existing cash and cash equivalents combined with our operating results and available borrowing capacity on our credit line will be sufficient to meet our anticipated cash needs for working capital and limited capital expenditures over the next year. Any significant capital expenditures that may be considered will be done in conjunction with a related lease consideration.
     Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support business development efforts and expansion of sales and marketing, the timing of introductions of new products and services and the exploration of new markets. In the near term (over the next one to three years), the Company is planning to strengthen its information technology infrastructure, including new hardware, design and implementation of new application systems and additions to the full time information technology staff. Some of the costs of this program will be capitalized, while others will be expensed. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the debt would have rights, preferences and privileges senior to holders of common stock and the terms of the debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of our planned business development and sales and marketing efforts, which would materially adversely affect our business, financial condition and operating results.

Off-balance sheet financing and liabilities
     Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority owned subsidiaries or any interest in, or relationships with, any material variable interest entities.
Contractual Obligations
     The following table sets forth the Company’s contractual obligations by type and payment due dates as of December 31, 2005.

	Payment Due by Period
		Less Than				More Than
Contractual Obligations	Total	1 Year		1-3 Years	3-5 Years	5 Years
Debt Obligations	$—	$—		$—	$—	$—
Capital Lease Obligations	20,756	7,259		13,497	—	—
Operating Lease Obligations	2,679,012	693,088		1,340,355	645,569	—
Purchase Obligations (accounts payable and accrued expenses)	3,029,032	3,029,032		—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (Deferred revenue)	6,336,677	5,426,121		910,556	—	—
Employment Agreements(1)	956,000	728,000	(2)	228,000	—	—

Total	$13,021,477	$9,883,500		$2,492,408	$645,569	$—

(1)	Represents payments required to be made pursuant to employment agreements with two of our executive officers. The employment agreements renew automatically unless terminated. Subsequently these contracts were modified, and new employment agreements were entered into with key employees.

(2)	Includes $266,000 for payments required to be made upon termination of employment agreements with two of our executive officers without cause. For further discussion of the employment agreements see “Item 11. Executive Compensation — Employment Contracts”.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our primary exposure to market risk arises from foreign currency exchange risk associated with our international operations and foreign currency exchange risk associated with our U.S. sales made in foreign currency. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk.
     Beginning January 1, 2003 the functional currencies for our Chinese, Indonesian, Thai, and Australian operations are Yuan Renminbi, Rupiah, Baht, and Australian dollars, respectively. Beginning January 1, 2004, the functional currency for our European operations is Pounds Sterling. As such, there is potential market risk exposure for our future earnings due to changes in exchange rates. Given the relatively short duration of our international monetary assets and liabilities, the relative stability of these currencies compared to the U.S. dollar, and the relative size of our international operations, we consider this exposure to be minimal. We believe that a 10% change in exchange rates would not have a significant impact on our future earnings.
     Our cash equivalents are exposed to financial market risk, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on these investment securities because of their short-term duration. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.
Item 8. Financial Statements and Supplementary Data
     The information required by this Item is contained in the financial statements that are attached beginning at page F-1 of this annual report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     We did not have any disagreement with our former auditors, Evers & Company, Ltd., who we elected to dismiss in May 2003, of the type described by Item 304(a)(iv) of Regulation S-K. None of the reportable events described by Item 304(a)(1)(v) of Regulation S-K has occurred.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Corporate Controller, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. In connection with our review of our consolidated financial statements for the six months ended June 30, 2005 and for the year ended December 31, 2005 and the review and audit of those statements by our independent auditors, we determined that our fiscal year 2005 year-end closing process did not ensure that all significant elements of our consolidated financial statements were adequately reviewed and reported on a timely basis. In our post-closing and audit processes, certain issues were discovered by us and our independent auditors that resulted in adjustments to our consolidated financial statements. We discussed these matters before our consolidated financial statements for the year ended December 31, 2005 were completed, and they are properly accounted for in our consolidated financial statements. However, we have concluded that the failure to discover these items in our regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of our internal controls over financial reporting. Our management is working to identify and implement corrective actions where required to improve the effectiveness and timeliness of our internal controls, including the enhancement of our systems and procedures. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not properly designed and were not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.
(b) Change in Internal Control over Financial Reporting
     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     There were no items to be disclosed relative to the fourth quarter 2005 that have not otherwise been disclosed.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The following table sets forth the name, age and position of each of the members of our board of directors and our executive officers, as of December 31, 2005:

Name	Age	Position
Joan Sullivan Garrett	56	Chairman and Chief Executive Officer***
James E. Lara	58	President and Chief Operating Officer, Director
Michelle M. Hanson	33	Chief Financial Officer and Secretary
Greg Eaton	35	Managing Director of Global Doctor
Jeffrey Gregorec	37	Vice President, Sales
Aaron Hawkins	34	Managing Director of MedAire Limited
Steve Holstein	48	Senior Vice-President of Marketing & Gov’t. Programs
Robert Valente	47	Senior Vice-President of Global Services
Terry Giles*	62	Director
Dr. Roy Herberger**	63	Director
James Allen Williams	51	Director****

*	Chairman of the Audit and Corporate Governance Committee and member of the Compensation and Nomination Committee

**	Chairman of the Compensation and Nomination Committee and member of the Audit and Corporate Governance Committee

***	Joan Sullivan Garrett resigned her position as Chief Executive Officer effective March 8, 2006.

****	James Allen Williams was designated Chief Executive Officer on March 8, 2006.
     Each director serves for a term of one year or until his or her successor is duly elected or until his or her earlier death, resignation or removal. Officers are designated by and serve at the pleasure of the board of directors (subject to the terms of any employment agreement).
Information regarding directors and executive officers:
     Joan Sullivan Garrett. Ms. Garrett has served as our Chief Executive Officer since founding the Company in 1985 through March 8, 2006 and as our Chairman since 1987. From 1985 to 2004 Ms. Garrett served as our President as well. A critical care registered flight nurse and chief medical officer with more than 15 years medical experience, Ms. Garrett created the first emergency medical global response center, MedLink, where medical emergencies are managed by a team of board-certified emergency physicians. Ms. Garrett has consulted with airlines and governing bodies such as British Airways and the U.S. Federal Aviation Administration on

health and safety-related projects and issues. She serves as Vice-Chairman on the Board of Governors for the Flight Safety Foundation, has provided congressional testimony, and is a corporate member of the National Business Aviation Association. Ms. Garrett has been a long-time member and director of the International Aviation Women’s Association, the Aerospace Medical Association and the International Society of Travel Medicine. Ms. Garrett graduated from Mesa Community College with an AA degree in nursing. Additionally, she has taken various Global Leadership courses through the Executive Education Program at Thunderbird, the Garvin School of International Management.
     James E. Lara. Mr. Lara has served as our President, Chief Operating Officer and member of the board of directors since he joined the Company in November 2004. Prior to joining as our President, Mr. Lara served on our board of directors from 1996 to May 2004. An airline transport pilot and certified International Captain, Mr. Lara served as Vice President, Aviation and Travel for Sea Ray Boats, a manufacturer of fiberglass pleasure boats and yachts, from June 1986 through March 2002. In his role as Vice President, Aviation and Travel, Mr. Lara was responsible for executive, fiscal and operational management. From January 2002 through December 2004, Mr. Lara served as a principal in Gray Stone Associates, Inc., a management consulting firm specializing in fiscal and operational performance improvement for services sector firms. Mr. Lara graduated from San Francisco State University with a BS degree in business management with a computer science emphasis and math minor.
     Michelle M. Hanson. Ms. Hanson has served as our Chief Financial Officer since she joined the Company in January 2004. In addition, Ms. Hanson was elected as Secretary in December 2004. Prior to joining the Company, Ms. Hanson served as the Chief Financial Officer for Interact Commerce Corporation, a division of Best Software, from December 2001 until November 2003. Ms. Hanson also served as the Corporate Controller for Interact Commerce Corporation from April 1998 until December 2001. Ms. Hanson’s background includes several years in public accounting with KPMG LLP. Ms. Hanson is a Certified Public Accountant in the State of Arizona and received her BA degree in accountancy from Northern Arizona University.
     Greg Eaton. Mr. Eaton has served as our Managing Director of the Global Doctor subsidiary since joining the Company in 2002. Prior to joining the Company, Mr. Eaton worked as the Executive Director for two wholly owned subsidiaries of American Medical Centers Management Company, an international provider of management, consulting and financial services between 1996 and 2000 in Kiev, Ukraine and subsequently in Warsaw, Poland between 2000 and early 2001. Mr. Eaton also served as the Director of Business Development for Med-Emerg International, a provider of healthcare staffing solutions and medical services, in Mississauga, Ontario from early 2001 to June 2002. Mr. Eaton earned his MBA in international management from Thunderbird, the Garvin School of International Management.
     Jeffery Gregorec. Mr. Gregorec has served as our Vice President of Sales since he joined the Company in July 2004. Prior to joining the Company, Mr. Gregorec served as the Regional Vice President of Sales for Computer Associates International from November 1999 to June 2004. Mr. Gregorec earned his BS degree in political science from Arizona State University.
     Aaron Hawkins. Mr. Hawkins has served as a Managing Director for MedAire Limited since April 2002 and was appointed as the Director and Company Secretary for MedAire Limited, a wholly owned subsidiary of MedAire, Inc., in May 2005. Prior to his current assignment he had worked with MedAire, Inc. in the following positions: 2001 Manager, International Sales EMEA based in Oslo, Norway, 2001 OEM Account Manager, 2000 OEM Product Manager, 1997 Business Aviation Sales, 1996 Communications Specialist, 1993 Emergency Medical Kit Coordinator, 1990 Shipping and Receiving Clerk. Mr. Hawkins has a BA Honors Degree in International Business Management from Staffordshire University located in the United Kingdom. Additionally, Mr. Hawkins is the son of Joan Sullivan Garrett, our Founder, Chairman and CEO.
     Steve Holstein. Mr. Holstein joined the company as Vice President of Marketing in September of 2000 and subsequently was named Sr. Vice President of Marketing and Government Programs. From 1993 until joining MedAire, Mr. Holstein was the Director of North American Operations for The York Group. Beginning in 1994, he was also a consultant to MedAire on matters of marketing and business development. Mr. Holstein also served in various positions from 1983 until 1993 at MicroAge, Inc., including: Director Marketing Communications, Director Apple Computer Sales, Director International Business Development, and Acting Vice President Product Management. Mr. Holstein’s background includes several years experience as a television journalist and in special event and fund raising for a not-for-profit organization. Mr. Holstein received his BA degree in journalism with a minor in business management from Colorado State University.
     Robert Valente. Mr. Valente joined MedAire in January 2003 as Director of Security. Later that month his position changed to Vice President of Global Operations and he served in that position until January 2004, when he was appointed MedAire’s Senior Vice President of Global Services, his current position. Prior to joining the Company, Mr. Valente’s background includes serving from June 2000 through December 2002 as Country Manager for India of Hong Kong-based “Hill and Associates,” an international risk management consultancy firm with operations in 18 countries, primarily in Asia. While serving as Country Manager, Mr. Valente was responsible for a budget which included revenue of about $2,000,000 per year, and supervised approximately 80 employees in three offices throughout the country. Mr. Valente was a member of the Board of Directors of Hill and Associates India Private Limited, the India-based subsidiary of H&A Group. Mr. Valente earned a BA degree in biology from the University of California at Santa Cruz and is a distinguished graduate of the Federal Law Enforcement Training Center’s Criminal Investigator program. He is the recipient of two Superior Honor Awards from the U.S. State Department, as well as the FBI’s award for “Exceptional Service in the Public Interest.”
     Terry Giles. Mr. Giles has served as a non-executive and independent member of the board of directors of the Company since May 2004. He is the Chairman of the Audit and Corporate Governance Committee and is a member of the Nominations and Compensation Committee. Mr. Giles is the audit committee financial expert. Mr. Giles has been a corporate executive, an entrepreneur, and a consultant in the banking, technology, and distribution industries. He has served as the Senior Vice President and Chief Financial Officer of Lincoln First Bank (now part of J.P. Morgan Chase), of Great Western Bank and of First Commercial Savings and Loan Association. He has also served as the Senior Vice President, Finance and Administration and Chief Financial Officer of MicroAge, Inc., and as Manager of Intec, LLC. In addition to accounting, control, treasury, investment, and planning duties, his corporate responsibilities have included information technology, human resources, legal, and various administrative functions. His career experience includes positions in large, mid-sized, and small corporations. Mr. Giles holds a BS degree and a MBA degree in Finance from the University of Rochester. He also served as an officer in the U.S. Navy.
     Dr. Roy Herberger, Ph.D. Dr. Herberger has served as a non-executive and independent member of the board of directors of the Company since May 2004. He is the Chairman of the Nominations and Compensation Committee and is a member of the Audit and Corporate Governance Committee. Dr. Herberger recently retired as President of Thunderbird, the Garvin Graduate School of International Management, a position he has held since 1989. Dr. Herberger’s experience includes research and consultancies with several major Asian corporations. His articles in international business negotiations have appeared in U.S. and international academic and business periodicals. Dr. Herberger has served on numerous councils and committees focused on economic development, and sits on the boards of several corporations as follows: PinWest Capital Corp, Action Performance, InterCard Wireless and Direct Merchants Credit Card Bank. InterCard Wireless, a public company in Australia, entered receivership in Australia on August 9, 2004 and has yet to come out of receivership. He also serves on the board of Forest Highlands Foundation. Dr. Herberger earned his Bachelor and Master’s degrees in Business from the University of Texas at Austin and his Doctorate in Marketing from the University of Colorado.
     James Allen Williams. Mr. Williams was appointed to our board on December 21, 2005 in accordance with the Letter Agreements between Best Dynamic Services Limited (“BDS”) and Joan Sullivan Garrett. Pursuant to the Letter Agreements, BDS and Ms. Garrett have agreed to use best efforts to assure that Mr. Williams will be designated as our Chief Executive Officer as of effectiveness of the consent resolutions (twenty days after the date we mail the definitive Information Statement to our shareholders). Mr. Williams was so designated on March 8, 2006. Mr. Williams served as Executive Vice President and General Manager of International SOS Assistance, Inc. (“ISOS”), an emergency medical assistance company, from March 1999 through December 2004. From December 2004 through October 2005, Mr. Williams served as President and Chief Operating Officer, Americas Region, of ISOS. From October 2005 through February 2006, Mr. Williams served as Group Director for Health and Safety Market Development for ISOS. Mr. Williams’ corporate responsibilities for ISOS have included the consolidation of United States ISOS operations, building a professional management team, direct oversight of ISOS’ operations in North, Central and South America and development of health and safety commercial strategy and capabilities for the oil and gas industries and the commercial and military aviation sectors. Mr. Williams earned his Bachelor of Science degree in Mechanical Engineering from North Carolina State University. Mr. Williams was a party adverse to the Company in the litigation described under “Item 3. Legal Proceedings”.
Audit Committee
     The Company has an Audit and Corporate Governance Committee. The Audit and Corporate Governance Committee currently has three members, Gregory Bell, Terry Giles and Dr. Roy Herbeger. Gregory J. Bell is the Chairman of the Audit and Corporate Governance Committee. Our Board has determined that Terry Giles is an “audit committee financial expert.” Our Board has also determined that Mr. Giles is “independent” as that term is defined by applicable Exchange Act and Nasdaq rules.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.
     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2005, Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, although initial Form 3 filings for Joan Sullivan Garrett, James E. Lara, Michelle Hanson, Robert Valente, and Steve Holstein, our executive officers, Jeff Gregorec, Rachael Bertrandt, Richard Gomez, Heidi Giles, Jim Gibson, Gary Del Vecchio, and Janis Straty, other of our executives determined by our Board to be subject to Section 16(a), Terry

Giles, Dr. Roy Herberger and James Allen Williams, our non-executive directors, and Best Dynamic Services, a holder of more than 10% of our common stock, were not filed on a timely basis. Furthermore, an initial Form 3 filing for Aaron Hawkins, an executive determined by our Board to be subject to Section 16(a), has not yet been filed. Best Dynamic Services also filed one Form 4 that was not timely. The Company does not know of any other failure to file a required form pursuant to Section 16(a) during the fiscal year ended December 31, 2005.
Code of Ethics
     Each of the Company’s directors, officers and employees are required to comply with the MedAire, Inc. Code of Conduct adopted by the Company. The Code of Conduct sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business. The Code Conduct is available on the Company’s website at www.medaire.com, under the “Investor Relations-Corporate Governance” captions. The Company will post to its website any amendments to this Code.
Item 11. Executive Compensation
     The following table sets forth information with respect to compensation earned during 2005 by our Chief Executive Officer and our four other most highly compensated executive officers. The officers listed in the following table are referred to as the Named Executive Officers.
Summary Compensation Table

									All Other
	Annual Compensation					Long-Term Compensation Awards			Compensation
						Awards		Payout ($)
				Other Annual		Restricted	Securities
Name and		Salary	Bonus	Compensation		Stock	Underlying	LTIP
Principal Position	Year	($)	($)	($)		Awards	Options/SARs	Payout ($)	($)
Joan Garrett	2005	245,142	37,125	19,173	(2)	—	—	—	16,142	(5)
Chairman and CEO	2004	208,576	7,400	19,343	(2)	—	—	—	74,469	(5)
	2003	190,000	51	16,245	(2)	—	—	—	7,197	(5)
James Lara(1)	2005	210,000	31,000	11,629	(3)	—	—	—	666	(6)
President and Chief	2004	19,385	—	—		—	1,740,000	—	7,000	(7)
Operating Officer	2003	—	—	—		—	50,000	—	79,422	(7)
Steve Holstein	2005	119,912	13,625	10,521	(3)	—	—	—	3,774	(6)
Vice President	2004	118,568	9,400	9,617	(3)	—	—	—	2,640	(6)
Marketing	2003	90,000	745	8,524	(3)	—	250,000	—	2,446	(6)
Michelle Hanson	2005	143,477	18,125	7,561	(3)	—	—	—	5,118	(6)
Chief Financial	2004	112,789	—	6,339	(3)	—	150,000	—	1,460	(6)
Officer and Secretary	2003	—	—	—		—	—	—	—
Jeff Gregorec	2005	125,792	3,062	43,520	(4)	—	—	—	2,135	(6)
Vice President of	2004	55,855	—	10,835	(4)	—	100,000	—	—
Sales	2003	—	—	—		—	—	—	—

(1)	Mr. Lara served as Chief Operating Officer beginning November 23, 2004, and Executive Director beginning December 21, 2004.

(2)	Ms. Garrett’s other annual compensation consisted of auto allowance compensation totaling $12,144, $12,067 and $10,010 for the years ended 2005, 2004 and 2003, respectively. Ms. Garrett’s medical, dental and vision insurance compensation totaled $7,029, $7,276 and $6,235 for the years ended 2005, 2004 and 2003, respectively.

(3)	Other annual compensation for executive officers consisted of medical, dental and vision insurance compensation totaling $29,711, $15,956 and $8,524 for the years ended 2005, 2004 and 2003, respectively.

(4)	All other compensation for Mr. Gregorec consisted of medical, dental and vision insurance compensation totaling $7,561 and $3,150 for the years ended 2005 and 2004 and sales commissions paid totaling $35,959 and $7,685 for the years 2005 and 2004.

(5)	All other compensation for Ms. Garrett consisted of employer 401(k) match contributions of $8,715, $6,000 and $5,653 for the years ended 2005, 2004 and 2003, respectively, and life insurance premiums totaling $7,427, $2,469 and $1,544 for the years ended 2005, 2004 and 2003, respectively, as well as $66,000 in 2004 for her interest in the buy-out of the management agreement related to the MedSpace acquisition. The Compensation amounts reflected are on a cash basis.

(6)	All other compensation for these executive officers consisted of employer 401(k) match contributions totaling $11,693, $4,100 and $2,446 for the years ended 2005, 2004 and 2003, respectively.

(7)	Mr. Lara served as a member of our board of directors from 1996 to May 2004. Mr. Lara’s all other compensation consists of fees paid to him as a director.
Stock Option Grants
     The following table sets forth information regarding stock options granted to the Named Executive Officers during the year ended December 31, 2005, all of which, except as indicated, were granted under the Amended and Restated 1998 Key Employee Stock Option Plan. None of the Named Executive Officers received stock appreciation rights (SARS).

Individual Grants					Potential Realizable
Value at Assumed
		% of Total			Annual Rates of Stock
		Options			Price Appreciation for
	# of Securities	Granted to	Exercise of		Option Term
	Underlying	Employees in	Base Price
Name	Options Granted	Fiscal Year	($/Share)	Expiration Date	5%($)	10%($)
Garrett, Joan	—	—	—	—	—	—
Lara, James(1)	1,740,000	87.9%	$0.68	12/31/2009	$84,996	$183,041
Holstein, Steve	—	—	—	—	—	—
Hanson, Michelle	—	—	—	—	—	—
Gregorec, Jeff	—	—	—	—	—	—

(1)	Mr. Lara holds warrants to purchase 1,740,000 shares of Common Stock at an exercise price of $0.68 per share. BDS and Mr. Lara have advised the Company that they believe there is uncertainty in connection with the interpretation of the awarding, vesting and exercisability of such warrants, and, in an effort to resolve any misunderstandings or ambiguities, BDS and Mr. Lara have entered into a letter agreement in which they acknowledge that upon effectiveness of the Consent Resolutions, March 1, 2006 (a) Mr. Lara has been awarded fully vested warrants to purchase a total of 580,000 shares of common stock at an exercise price of $0.68 per share, (b) no other warrants have been awarded or have vested, (c) the remaining warrants (1,160,000) will be cancelled and may be awarded in the future in equal increments on the condition that the Company exceeds EBITDA targets established by the Board of Directors of the Company for the fiscal years ending December 31, 2006 and 2007, respectively, (d) if awarded, the shares subject to the remaining warrants will vest and become exercisable if the Company’s EBITDA for the fiscal year ending December 31, 2007 equals or exceeds $5.6 million, (e) any vested warrants must be exercised while an employee of the Company, (f) while an employee of the Company, any vested warrants must be exercised no later than December 31, 2009 and (g) if Mr. Lara ceases for any reason to be an employee of the Company, all warrants which have not vested will lapse. The Company is not bound by this letter agreement, although BDS and Mr. Lara have advised the Company that it has been made a third party beneficiary thereto.
Exercise of Stock Options and Year-End Values
     The following table sets forth information regarding the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 2005. None of the Named Executive Officers exercised stock options in 2004.

Number of Securities
	Shares		Underlying Unexercised	Value of Unexercised
	Acquired		Options at	In-the-Money Options at
	on	Value	Fiscal Year-End	Fiscal Year-End
Name	Exercise	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Garrett, Joan	—	—	—	—
Lara, James	—	—	0/1,740,000	$0/87,000
Holstein, Steve	—	—	204,377/120,000	$54,594/54,000
Hanson, Michelle	—	—	30,000/120,000	$100/400
Gregorec, Jeff	—	—	20,000/80,000	$0/0
Amended and Restated 1998 Key Employee Stock Option Plan
     Our Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”) permits our board of directors to grant stock options and/or stock appreciation rights to our employees and contractors who provide services to us and, in each case, upon whose judgment, initiative and efforts the successful conduct of our business largely depends. The total number of shares that may be issued under the Plan is 15% of shares outstanding. In any event, no more than 20 million shares may be issued pursuant to incentive stock options, and no more than 20 million shares may be subject to awards that are intended to be “performance-based compensation,” as that term is used for purposes of Internal Revenue Code Section 162(m), granted to any one individual during any calendar year-period.

     Our board of directors has the conclusive authority to construe and interpret the Plan, any stock option agreement entered into under the Plan and any stock appreciation right granted under the Plan. Our board has the discretion, among other things, to:
•	award options (provided that the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options are exercisable for the first time by any individual during any calendar year shall not exceed $100,000);

•	determine the exercise price of the options (provided that the price in the case of incentive stock options shall not be less than the per share fair market value of our outstanding shares on the date the option is granted and provided that in the case of incentive stock options the requirements of the Internal Revenue Code applicable to such options are met);

•	determine the option period (provided that no incentive stock option granted under the Plan may be exercised later than 10 years from the date of grant);

•	determine the vesting schedule for stock options; and

•	award stock appreciation rights concurrently with the grant of a stock option on such terms and conditions as it deems appropriate, provided that stock appreciation rights shall be exercisable at any time prior to their expiration date, but only to the extent that the related stock option is exercisable.
     Stock options and stock appreciation rights awarded under the Plan are not transferable except by will or the laws of decent and distribution.
     As of December 31, 2005, there were 2,258,007 options to purchase shares of our Common Stock outstanding under the Plan.
Compensation of Directors
     Our Compensation Committee makes recommendations to our board of directors with respect to the compensation, benefits and perquisites provided to directors. Our board of directors then determines what levels of director compensation, benefits and perquisites are appropriate and submits a proposal to our shareholders for approval. Shareholder approval of director compensation is required by the Listing Rules of the Australian Stock Exchange (the “Listing Rules”), to which we are subject by virtue of our listing on the Australian Stock Exchange.
     The following table sets forth the fees paid to non-executive directors in the year ended December 31, 2005.

	Directors ’ Fees
	Year ended December 31, 2005
	# Stock Options		Fees
	Issued	Exercise Price	($)
Non executive Directors
Terry Giles	10,000	$0.51	$19,562.51
Roy Herberger	10,000	$0.51	$19,062.50
James MacKenzie*	10,000	—	$14,708.34
Bernard Kerik**	0	—	$ 0
Total	30,000		$53,333.35

*	Mr. MacKenzie resigned as a member of the board of directors on July 7, 2005 prior to vesting of this annual option grant.

**	Mr. Kerik resigned as a member of the board of directors on March 1, 2005 prior to this annual option grant.
     The Shareholder Agreement between Best Dynamic Services Limited (“BDS”), which, as of December 31, 2005, holds approximately 22.7% of our common stock, and Ms. Garrett described under “Item 12. Security Ownership of Certain Beneficial Owners and Management — Arrangements that May Result in a Change of Control of the Company” provides that each shareholder party to such agreement agrees to vote its or her shares and take all other reasonably necessary or desirable actions within its or her control (in its or her capacity as a shareholder, including, without limitation, attendance at meetings in person or by proxy for purposes of obtaining a quorum and execution of written consents in lieu of meetings), in order to authorize, ratify, approve and bring into effect the following payments to non-executive directors:
(a)	For services provided through February 28, 2006 by Terry Giles and Dr. Roy Herberger, one-time payments and issuances to each of Terry Giles and Dr. Roy Herberger of:

i.	$23,000.01 and $21,999.99, respectively, and

ii.	Issuance at the 2006 annual general meeting of shareholders (“AGM”) of an immediately vested 10-year option to purchase 50,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of the 2006 AGM; and
(b)	For services provided from and after March 1, 2006, payments and issuances to each non-executive director of:
i.	$16,000 as total annual retainer paid on a quarterly basis in advance;

ii.	$5,000 for each board meeting attended, payable quarterly in arrears;

iii.	$500 for each committee meeting attended, payable quarterly in arrears; and

iv.	an immediately vested 10-year option to purchase 10,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of the 2006 AGM.
     BDS has advised the Company that each of the non-executive directors nominated by BDS in the Consent Resolutions, other than John McCormack who is not an employee of ISOS, has agreed to waive his or her respective compensation described above for the next two years.
Employment Contracts
Joan Sullivan Garrett
     Ms. Garrett’s current employment agreement, dated December 18, 2000, has an initial term of three years. Beginning with year three of the initial three-year term (January 1, 2002), the term of the agreement is automatically extended for an additional year unless either party serves notice to the other at least 30 days prior to such January first date that they do not wish to extend the term. Accordingly, when the employment agreement is extended each January 1, almost three years remain in the term and the employment agreement will expire on the December 18 that occurs two calendar years later. As of January 1, 2006, Ms. Garrett’s employment agreement was automatically extended, and is currently set to expire on December 18, 2008.
     As of January 1, 2006, Ms. Garrett receives an annual base salary of $249,690 under her current employment agreement, participation in the Company’s benefit plans, including bonus, medical, dental and vision insurance, life insurance, long term disability insurance and the 401(k) plan, and vacation in accordance with our policy applicable to executives (currently, four weeks’ vacation per year). Ms. Garrett’s current employment agreement provides that her base salary will be reviewed from time to time, and shall be increased from time to time in a manner consistent with other Company executive salaries, but may not be decreased. Ms. Garrett’s employment agreement also provides Ms. Garrett with an automobile consistent with terms set by the Compensation Committee of our board of directors, and that Ms. Garrett agrees not to disclose any confidential information either during the term of her employment or thereafter.
     In the event that Ms. Garrett is terminated without cause, or for any reason other than her death, disability or retirement or if she terminates her employment following a change of control for “good reason” (as defined in her employment agreement), the Company is obligated under the current employment agreement to pay Ms. Garrett in a lump sum on the fifth business day following such termination, her base salary through the date of termination, an amount equal to 150% of her base salary (in lieu of any further salary payments for periods subsequent to the date of termination), an amount equal to the fair market value of the benefits she would have received had her benefits been continued for a period of eighteen months following her termination, an amount equal to 150% of the greater of the most recent annual bonus she had received and the average of the annual bonuses she had received for the three years ending prior to her termination, and all legal fees and expenses incurred as a result of such termination. In the event of Ms. Garrett’s death or disability (as defined in her employment agreement) we are obligated to pay Ms. Garrett her base salary through the end of the term.
     In the event of her death or disability, or a change of control of the Company, under Ms. Garrett’s current employment agreement, Ms. Garrett is entitled to receive for the remainder of the term of her agreement (as extended) (unless or until her employment is terminated) her annual base salary payable in bi-weekly installments. Following a change of control, Ms. Garrett is entitled to receive the same benefits she had been receiving prior to the change of control.
     Upon effectiveness of the Consent Resolutions, we entered into a new employment agreement with Ms. Garrett (the “Garrett Employment Agreement”). For further discussion of the Consent Resolutions, see “Item 12. Security Ownership of Certain Beneficial Owners and Management — Arrangements that May Result in a Change of Control of the Company”. The Garrett Employment

Agreement supersedes Ms. Garrett’s current employment agreement. The Garrett Employment Agreement generally provides that Ms. Garrett will act as Chairman of the Company and be responsible for the representation and promotion of MedAire’s brand to customers, governmental authorities, the medical community, and other stakeholders. Ms. Garrett will further assist in formulating the strategic vision of the Company, but will not have any day-to-day management responsibility. As explained under “Item 12. Security Ownership of Certain Beneficial Owners and Management — Arrangements that May Result in a Change of Control of the Company,” Ms. Garrett will not continue as our Chief Executive Officer. Ms. Garrett will retain all of the benefits and perquisites under her current employment agreement, and shall be eligible to participate in the Company’s bonus plan for senior managers with the exception of equity awards. The Garrett Employment Agreement has a term of five years and provides that Ms. Garrett’s employment may not be terminated under any circumstances, but that the board of directors can elect to put Ms. Garrett on garden leave for the duration of the term of her employment, during which leave she will continue to be entitled to all pay, benefits and perquisites. The Garrett Employment Agreement includes non-competition provisions which will end when the term of Ms. Garrett’s employment ends.
James E. Lara
     James Lara’s current employment agreement, dated November 23, 2004 (as amended August 23, 2005 and September 25, 2005) has an initial term extending through December 31, 2007. Mr. Lara’s current employment agreement is automatically renewed for additional one-year terms unless either party serves written notice that they do not wish to renew the agreement at least six months before the end of the then applicable term.
     As of January 1, 2006, Mr. Lara’s current employment agreement provides for an annual base salary of $216,300, participation in the Company’s benefit plans, including medical, dental and vision insurance, life insurance, long term disability insurance and the 401(k) plan, and vacation in accordance with our policy applicable to executives (currently, three weeks’ vacation per year). Mr. Lara’s employment agreement also provides Mr. Lara with an automobile allowance of $500 per month.
     By the terms of his current employment agreement, Mr. Lara agrees not to disclose any confidential information either during the term of his employment or thereafter. Mr. Lara also agrees not to compete with us during the term of his employment or for two years thereafter. In the event that Mr. Lara’s current employment is terminated without cause, we are obligated to pay Mr. Lara his base salary for twelve months from the date of termination and maintain his benefits for the same twelve-month period. In the event of Mr. Lara’s death or disability (as defined in his current employment agreement), Mr. Lara’s employment may be terminated, in which case we are obligated to pay Mr. Lara or his estate his salary and benefits through the date of his termination and continue to provide Mr. Lara and/or his eligible dependents with the same level of health insurance as was provided to Mr. Lara prior to his death or disability for a period of six months from the date of termination.
     In connection with his current employment agreement, Mr. Lara was granted warrants to purchase 1,740,000 shares of Common Stock at an exercise price of $0.68 per share. Under Mr. Lara’s current employment agreement, all shares become fully vested and immediately exercisable regardless of vesting conditions on his termination of employment without cause. BDS and Mr. Lara have advised the Company that they believe there is uncertainty in connection with the interpretation of the awarding, vesting and exercisability of such warrants, and, in an effort to resolve any misunderstandings or ambiguities, BDS and Mr. Lara have entered into a letter agreement in which they acknowledge that upon effectiveness of the Consent Resolutions, March 1, 2006 (a) Mr. Lara has been awarded fully vested warrants to purchase a total of 580,000 shares of common stock at an exercise price of $0.68 per share, (b) no other warrants have been awarded or have vested, (c) the remaining warrants (1,160,000) will be cancelled and may be awarded in the future in equal increments on the condition that the Company exceeds EBITDA targets established by the board of directors of the Company for the fiscal years ending December 31, 2006 and 2007, respectively, (d) if awarded, the shares subject to the remaining warrants will vest and become exercisable if the Company’s EBITDA for the fiscal year ending December 31, 2007 equals or exceeds $5.6 million, (e) any vested warrants must be exercised while an employee of the Company, (f) while an employee of the Company, any vested warrants must be exercised no later than December 31, 2009 and (g) if Mr. Lara ceases for any reason to be an employee of the Company, all warrants which have not vested will lapse. The Company is not bound by this letter agreement, although BDS and Mr. Lara have advised the Company that it has been made a third party beneficiary thereto.
     Upon effectiveness of the Consent Resolutions, we entered into a new employment agreement with Mr. Lara (the “Lara Employment Agreement”). The Lara Employment Agreement supersedes Mr. Lara’s current employment agreement. The Lara Employment Agreement generally provides that Mr. Lara will act as President and Chief Operating Officer of the Company. Mr. Lara will retain all of the benefits and perquisites under his current employment agreement. The term of the Lara Employment Agreement runs through December 31, 2007 and is renewed automatically for additional one-year periods, unless either party serves written notice of an intent not to renew at least six months before the end of the initial or any renewal term. The Lara Employment Agreement also replaces the Company’s right to terminate Mr. Lara with a provision entitling the Company, at any time, to place Mr. Lara on garden leave for 12 months with full pay, benefits and perquisites.
     The Lara Employment Agreement includes non-competition provisions which will end two years after Mr. Lara’s employment ends and confidentiality provisions that continue indefinitely.

Other Employment Contracts with Executive Officers
     On March 8, 2006, the Company entered into an employment agreement with James Williams our newly appointed Chief Executive Officer.
     On December 18, 2001, January 5, 2004, and June 29, 2004, respectively, we entered into confidentiality and non-solicitation agreements with Steven Holstein, Michelle Hanson and Jeff Gregorec, respectively, whereby the executive agrees not to disclose any confidential information during the term of his or her employment or thereafter and not to solicit business from MedAire clients or hire MedAire employees or clients during the course of his or her employment and for a period of 2 years thereafter.
     Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Senior Vice-President of Marketing/Business Development, Senior Vice-President of Global Services, Vice-President of Global Services, Director — Manufacturing Operations, Managing Director — Global Doctor, Managing Director — MedAire Limited, and Vice-President of Human Resources were eligible to participate in our 2005 Executive Bonus Program (the “Bonus Program”). This program was established by management, and approved by the Compensation Committee. We reevaluate our Executive Bonus Program each year, and management, with the approval of the Compensation Committee, approves the Executive Bonus Program each year. In 2005, the Bonus Program provided that the total bonus opportunity for each of the eligible participants is 20% of such individual’s base salary. Fifty percent of the bonus opportunity was based upon the performance of the Company, measured by the Company’s attainment of a “target” EBITDA set by the Compensation Committee. The other 50% of the bonus opportunity was based upon the achievement by each individual of his or her individual goals for the year. Goals must directly relate to our key initiatives for 2005; be focused upon specific, measurable results; be established in conjunction with and approved by the participating individual’s immediate manager, and finally approved by the Chief Executive Officer or Chief Operating Officer; and will be documented in the participating individual’s personnel file. All payments pursuant to the Bonus Program are subject to the approval of our Compensation Committee.
     The shareholder agreement between BDS and Ms. Garrett (the form of which has been filed as Exhibit D to the preliminary Information Statement filed by the Company on January 27, 2006) provides that each shareholder agrees to vote its or her shares and take all other reasonably necessary or desirable actions within its or her control (in its or her capacity as a shareholder, including, without limitation, attendance at meetings in person or by proxy for purposes of obtaining a quorum and execution of written consents in lieu of meetings), in order to authorize, ratify, approve and bring into effect the following compensation items for 2006 (each of these payments has been made):
     (a) The Company’s entry into a consulting services agreement with Frank Garrett for a total compensation of $25,000 for calendar year 2006 (Mr. Garrett is the spouse of Joan Sullivan Garrett, our founder and CEO), and
     (b) The Company’s payment to James E. Lara of a one-time bonus compensation of $25,000 for calendar year 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information as of December 31, 2005 with respect to our common stock, par value $.001 per share, owned by each person who beneficially owns more than five percent of outstanding common stock, on an as converted basis, by each of our named executive officers and directors and by all of our executive officers and directors as a group.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner(1)	Beneficial Ownership	Percentage of Class(2)
Principal Securityholders:
Common	Connemara, LLC(3) 2448 E. Squawbush Pl. Phoenix, AZ 85048	18,676,065	32.51%

Common	Best Dynamic Services Limited(4) PO Box 957 Offshore Incorporations Centre Road Town, Tortola British Virgin Islands	13,058,149	22.73%

Common	ANZ Nominees Limited GPO Box 2842AA Melbourne, Victoria 3001 Australia	6,232,916	10.85%

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner(1)	Beneficial Ownership		Percentage of Class(2)
Directors and Named Executive Officers:

Common	Joan Sullivan Garrett(5) 2448 E. Squawbush Pl. Phoenix, AZ 85048	18,676,065		32.51%

Common	James E. Lara c/o MedAire, Inc. 80 E. Rio Salado Parkway, Ste. 610 Tempe, AZ 85281	1,740,000	(6)	3.00%

Common	Steve Holstein 2942 S. Standage Mesa, AZ 85202	324,377	(7)	*

Common	Michelle Hanson c/o MedAire, Inc. 80 E. Rio Salado Parkway, Ste. 610 Tempe, AZ 85281	150,000	(8)	*

Common	Jeff Gregorec c/o MedAire, Inc. 80 E. Rio Salado Parkway, Ste. 610 Tempe, AZ 85281	100,000	(9)	*

Common	Terry Giles 102 E. Desert Park Lane Phoenix, AZ 85020	17,000	(10)	*

Common	Roy Herberger 5834 N. 22nd Place Phoenix, AZ 85016	10,000	(11)	*

Common	James Allen Williams c/o MedAire, Inc. 80 E. Rio Salado Parkway, Ste. 610 Tempe, AZ 85281	0		*

Directors and Executive Officers as a Group (10 persons)		21,367,442	(12)	37.19%

*	Less than one percent.

(1)	Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares reported.

(2)	Shares which an individual or group has a right to acquire within 60 days of December 31, 2005 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person shown in the table. On December 31, 2005, the date as of which these percentages are calculated, there were 57,453,583 shares of our Common Stock issued, and 2,258,007 options to purchase Common Stock and 1,740,000 warrants for shares of Common Stock deemed to be outstanding.

(3)	Joan Sullivan Garrett is the manager of Connemara, LLC and its sole member is Ms. Garrett’s family trust.

(4)	Based on a Schedule 13D — General Statement of Acquisition of Beneficial Ownership filed with the U.S. Securities and Exchange Commission on December 27, 2005 by Best Dynamic Services Limited. Best Dynamic Services Limited is a wholly-owned subsidiary of Blue Cross Travel Services B.V., which is a wholly-owned subsidiary of International SOS (EMEA) Holdings N.V., which is a wholly-owned subsidiary of AEA International Holdings Limited. Each such entity disclaims any beneficial ownership of any of the securities to which this report relates, except to the extent of each such entity’s indirect pecuniary interest in such securities. Arnaud P.A. Vaissie, Pascal M.G. Rey-Herme, and Laurent Sabourin, collectively, have investment and voting power with respect to the securities of AEA International Holdings Limited and may be deemed to indirectly beneficially own the securities held by Best Dynamic Services Limited. Each such person disclaims any beneficial ownership of any of the securities to which this report relates, except to the extent of each such person’s indirect pecuniary interest in such securities. International SOS Assistance, Inc., is a competitor.

(5)	Ms. Garrett has indirect ownership of these shares through Connemara, LLC, an LLC managed by Ms. Garrett and of which the sole member is Ms. Garrett’s family trust.

(6)	Mr. Lara holds warrants to purchase 1,740,000 shares of Common Stock at an exercise price of $0.68 per share. BDS and Mr. Lara have advised the Company that they believe there is uncertainty in connection with the interpretation of the awarding, vesting and exercisability of such warrants, and, in an effort to resolve any misunderstandings or ambiguities, BDS and Mr. Lara have entered into a letter agreement in which they acknowledge that upon effectiveness of the Consent Resolutions, March 1, 2006 (a) Mr. Lara has been awarded fully vested warrants to purchase a total of 580,000 shares of common stock at an exercise price of $0.68 per share, (b) no other warrants have been awarded or have vested, (c) the remaining warrants (1,160,000) will be cancelled and may be awarded in the future in equal increments on the condition that the Company exceeds EBITDA targets established by the Board of Directors of the Company for the fiscal years ending December 31, 2006 and 2007, respectively, (d) if awarded, the shares subject to the remaining warrants will vest and become exercisable if the Company’s EBITDA for the fiscal year ending December 31, 2007 equals or exceeds $5.6 million, (e) any vested warrants must be exercised while an employee of the Company, (f) while an employee of the Company, any vested warrants must be exercised no later than December 31, 2009 and (g) if Mr. Lara ceases for any reason to be an employee of the Company, all warrants which have not vested will lapse. The Company is not bound by this letter agreement, although BDS and Mr. Lara have advised the Company that it has been made a third party beneficiary thereto.

(7)	Consists of 204,377 immediately exercisable options to purchase shares of Common Stock and 120,000 options to purchase shares of Common Stock which became immediately exercisable upon our filing of the preliminary Information Statement on January 27, 2006 which disclosed that a change of control may have occurred, all of which options were issued pursuant to our Amended and Restated 1998 Key Employee Stock Option Plan.

(8)	Consists of 30,000 immediately exercisable options to purchase shares of Common Stock and 120,000 options to purchase shares of Common Stock which became immediately exercisable upon our filing of the preliminary Information Statement on January 27, 2006 which disclosed that a change of control may have occurred, all of which were issued pursuant to our Amended and Restated 1998 Key Employee Stock Option Plan.

(9)	Consists of 20,000 immediately exercisable options to purchase shares of Common Stock and 80,000 options to purchase shares of Common Stock which became immediately exercisable upon our filing of the preliminary Information Statement on January 27, 2006 which disclosed that a change of control may have occurred, all of which options were issued pursuant to our Amended and Restated 1998 Key Employee Stock Option Plan.

(10)	Consists of 7,000 shares held directly and 10,000 immediately exercisable options to purchase shares of Common Stock issued pursuant to our Amended and Restated 1998 Key Employee Stock Option Plan.

(11)	Consists of 10,000 immediately exercisable options to purchase shares of Common Stock issued pursuant to our Amended and Restated 1998 Key Employee Stock Option Plan.

(12)	Includes 350,000 options to purchase shares of Common Stock which became immediately exercisable upon our filing of the preliminary Information Statement on January 27, 2006 which disclosed that a change of control may have occurred, all of which options were issued pursuant to our Amended and Restated 1998 Key Employee Stock Option Plan.
Arrangements that May Result in a Change of Control of the Company
     On December 17, 2005, our two largest shareholders, BDS and Joan Sullivan Garrett entered into Letter Agreements (the “Letter Agreements”) outlining mutual goals and strategies relating to the direction and control of the Company. The Letter Agreements were attached as exhibits to the Schedules 13D filed with the SEC by BDS and Ms. Garrett on December 27, 2005. The Letter Agreements generally provide that the shareholders will use their best efforts to:
•	Effect the appointment of James Allen Williams, at the time a senior executive of International SOS Assistance, Inc., to the Company’s board of directors by December 21, 2005. Mr. Williams was appointed to the Company’s board of directors on December 21, 2005.

•	Promptly effect a standstill with respect to all lawsuits pending or threatened between any of the parties and their affiliates, including the litigation pending in the United States District Court for the District of Arizona and the litigation pending in the United States District Court for the District of Nevada, as described under “Item 3. Legal Proceedings” (together the “Litigation”). On the parties’ stipulation, pending completion of the actions described in the Letter Agreements, actions in the Litigation have generally been stayed until March 2006.

•	Circulate consent resolutions (the “Consent Resolutions”) for execution by shareholders that will elect a new slate of nine directors, six of whom shall be nominees of BDS and three of whom shall be nominees of Ms. Garrett, and approve certain other matters. The terms and effect of the Consent Resolutions are described in the preliminary Information Statement filed by the Company with the SEC on January 27, 2006.

•	Cause the Company to enter into a new five-year employment agreement with Ms. Garrett, who will continue as Chairman and be responsible for the representation and promotion of MedAire’s brand and assisting in formulating the strategic vision of MedAire, but without day-to-day management responsibility (the “Garrett Employment Agreement”). As described below, Ms. Garrett will not continue as our Chief Executive Officer. The terms of the Garrett Employment Agreement will be approved by the Consent Resolutions and are described in the preliminary Information Statement.

•	Cause the Company to enter into a new employment agreement with James E. Lara to continue to act as President and Chief Operating Officer for an initial term that runs through December 31, 2007 (the “Lara Employment Agreement”). The terms of the Lara Employment Agreement will be approved by the Consent Resolutions and are described in the preliminary Information Statement.

•	Enter into a shareholder agreement that requires BDS and Ms. Garrett to not vote their shares in a manner inconsistent with the Letter Agreements and places certain limitations on the transferability of Ms. Garrett’s shares for a period of five years (the “Shareholder Agreement”). The terms of the Shareholder Agreement are described in the preliminary Information Statement.
     The Letter Agreements provide that following completion of the actions described above, the two shareholders agree to use best efforts to (a) assure that James Allen Williams will be designated as the Chief Executive Officer of MedAire (he was so designated on March 8, 2006) and (b) cause stipulations for dismissal to be filed with prejudice regarding the Litigation. The Company’s agreement to these stipulations for dismissal (the “Stipulations”) will be approved by the Consent Resolutions. The Stipulations were filed on March 6, 2006. The Letter Agreements further provide that the two shareholders and their affiliates will release each other and their respective affiliates and use their best efforts to cause MedAire and other shareholders to exchange releases. The Company’s agreement to such release agreements (the “Releases”) will be approved by the Consent Resolutions. These releases were executed on March 1, 2006 as described under “Item 3. Legal Proceedings”. The Letter Agreements also provide that Ms. Garrett will be appointed to the board of an affiliate of BDS and will receive a director fee.
     Upon the effectiveness of the Consent Resolutions, we reported the occurrence of a change in control under Item 5.01 of Form 8-K, based primarily on the concerted actions taken by BDS and Ms. Garrett to replace the Company’s board of directors and to maintain ongoing control over the composition of the Company’s board of directors by entering into the Shareholder Agreement.
     The Incentive Stock Option Agreement governing all stock options awarded pursuant to our Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”) provides that if the Company files a report or proxy statement with the SEC disclosing that a change in control has or may have occurred, a change of control will be deemed to have occurred for purposes of the Incentive Stock Option Agreement, and all outstanding stock options will become immediately vested and exercisable. Accordingly, the filing of the preliminary Information Statement on January 27, 2006 resulted in the immediate vesting of all outstanding stock options. As of December 31, 2005, there were options to purchase 2,258,007 shares of our Common Stock outstanding under the Plan, 1,382,007 of which were immediately exercisable, and the balance of which became immediately exercisable upon filing of the preliminary Information Statement. The exercise of these options will dilute our common stockholders and may depress the price of our stock. For further discussion of the Plan, see “Item 11. Executive Compensation — Amended and Restated 1998 Key Employee Stock Option Plan.”
     Under generally accepted accounting principles in the U.S., beginning in 2006, the Company is required to record compensation expense for employee stock options in its financial statements. FAS No. 123R provides that companies must measure the fair value of the options on their grant date and record compensation expense over the vesting period. Using the Black-Scholes valuation model, the Company expects that accelerated vesting of all unvested stock options outstanding under the Plan in connection with the above-described change of control will result in compensation expense of approximately $260,000 in January 2006. In general, employee options must be exercised within six months following retirement and one year following death, but in no event after the date 10 years after grant. If the option holder ceases to be employed by the Company for any reason other than retirement or death, the option is not exercisable after the date employment ends. However, options to purchase 208,615 shares of our Common Stock granted in 2003 to employees of our Global Doctor clinic operations remain exercisable until expiration of their 10 year term, regardless of when employment ends.
     BDS and Mr. Lara have advised the Company that they believe there is uncertainty in connection with the interpretation of the vesting of Mr. Lara’s warrants to purchase 1,740,000 shares upon this change of control, and, in an effort to resolve any misunderstandings or ambiguities, BDS and Mr. Lara have entered into a letter agreement in which they acknowledge that upon effectiveness of the Consent Resolutions, March 1, 2006, Mr. Lara will have fully vested warrants to purchase a total of 580,000 shares of common stock at an exercise price of $0.68 per share. The Company is not bound by this letter agreement, although BDS and Mr. Lara have advised the Company that it has been made a third party beneficiary thereto. The Company expects that accelerated vesting of Mr. Lara’s warrants with respect to 580,000 shares will result in compensation expense of approximately $180,000 in 2006.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

	Number of	Weighted-
	Securities to be	Average	Number of
	Issued Upon	Exercise Price	Securities Remaining
	Exercise of	of Outstanding	Available for Future
	Outstanding	Options,	Issuance Under
	Options, Warrants	Warrants and	Equity
	and Rights	Rights	Compensation Plans
Plan Category
Equity Compensation Plans Approved by Shareholders
Amended and Restated 1998 Key Employee Stock Option Plan(1)	2,258,007	$0.53	1,662,452
Equity Compensation for President & COO(2)	1,740,000	$0.68	—
Equity Compensation Plans not Approved by Shareholders	N/A	N/A	N/A
Total	3,998,007	$0.58	1,662,452

(1)	The Amended and Restated 1998 Key Employee Stock Option Plan is described under “Executive Compensation — Amended and Restated 1998 Key Employee Stock Option Plan”.

(2)	“Equity Compensation for President and COO” refers to the equity component of James Lara’s compensation as described in detail under “Executive Compensation — Employment Contracts — James Lara”. Best Dynamic Services Limited (“BDS”) and Mr. Lara have advised the Company that they believe there is uncertainty in connection with the interpretation of the awarding, vesting and exercisability of such warrants, and, in an effort to resolve any misunderstandings or ambiguities, BDS and Mr. Lara have entered into a letter agreement in which they acknowledge that upon effectiveness of the Consent Resolutions, March 1, 2006 (a) Mr. Lara has been awarded fully vested warrants to purchase a total of 580,000 shares of common stock at an exercise price of $0.68 per share, (b) no other warrants have been awarded or have vested, (c) the remaining warrants (1,160,000) will be cancelled and may be awarded in the future in equal increments on the condition that the Company exceeds EBITDA targets established by the board of directors of the Company for the fiscal years ending December 31, 2006 and 2007, respectively, (d) if awarded, the shares subject to the remaining warrants will vest and become exercisable if the Company’s EBITDA for the fiscal year ending December 31, 2007 equals or exceeds $5.6 million, (e) any vested warrants must be exercised while an employee of the Company, (f) while an employee of the Company, any vested warrants must be exercised no later than December 31, 2009 and (g) if Mr. Lara ceases for any reason to be an employee of the Company, all warrants which have not vested will lapse. The Company is not bound by this letter agreement, although BDS and Mr. Lara have advised the Company that it has been made a third party beneficiary thereto.
Item 13. Certain Relationships and Related Transactions
     We purchase certain medical equipment and supplies from Laerdal Medical Corporation. At the beginning of the fiscal year, Laerdal held 5.5% of our outstanding common stock, however, as of December 31, 2005, Laerdal only held 3.0% of our outstanding common stock. We purchased equipment and supplies from Laerdal for an aggregate amount of $96,000 in the year ended December 31, 2005. As of December 31, 2005, we had an outstanding liability to Laerdal of $1,200.
     Our agreement with Laerdal Medical Corporation is on terms comparable to the terms we would have received in an arms-length transaction with an un-related party. The Company purchases medical kit and AED components from un-related suppliers.
Item 14. Principal Accountant Fees and Services
Fees
     The following table presents fees for professional audit services rendered by McGladrey & Pullen, LLP for the audit of the Company’s annual financial statements, and tax services rendered by RSM McGladrey, Inc., for the years ended December 31, 2005 and 2004, and fees billed for other services rendered during those periods.

(In thousands)
Year Ended December 31	2005	2004
Audit Fees	$517	$101
Audit-Related Fees	—	—
Tax Fees	36	28
All Other Fees	—	—

Total	$553	$129

Audit Fees. These amounts represent fees of McGladrey & Pullen, LLP for the audit of the Company’s annual consolidated financial statements and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, and similar engagements for the fiscal year, such as consents and assistance with review of documents filed with the SEC, including but not limited to our Registration Statement on Form 10. “Audit Fees” also include advice on accounting matters that arose in connection with or as a result of the audit or the review of periodic consolidated financial statements and statutory audits the non-U.S. jurisdictions require.
Audit-Related Fees. No audit-related fees were incurred during the years ended December 31, 2005 or 2004.
Tax Fees. These fees, of RSM McGladrey, Inc., consist generally of tax compliance and return preparation. The compliance and return preparation services consisted of the preparation of original and amended tax returns, claims for refunds, and support during income tax audit or inquiries.
All Other Fees. No other fees were incurred during the years ended December 31, 2005 or 2004.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
     The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. Each year, the Audit Committee approves the terms on which the independent auditor is engaged for the ensuing fiscal year. On an as-needed basis, the Committee reviews and, if appropriate, pre-approves additional services to be performed by the independent auditor. All fees were approved in advance of service by the audit committee.
PART IV
Item 15. Exhibits and Financial Statement Schedules:
     (a) Financial Statements. See page F-1 for a listing of the financial statements filed as a part of this annual report.
     (b) Exhibits. See following for a listing of the exhibits filed as a part of this annual report.
EXHIBIT INDEX
TO FORM 10 REGISTRATION STATEMENT

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation dated October 9, 2002.[3]

3.2	Amended and Restated By-laws dated August 23, 2005.[2]

4.1	Issuer Sponsored Statement of Holdings.[3]

10.1	Merger Implementation Agreement by and between Global Doctor Limited and MedAire, Inc. dated July 31, 2002.[2]

10.2	Stock Purchase Agreement by and between MedCrew, MedSpace and MedAire, Inc. dated December 31, 2003.[2]

10.3	Asset Purchase Agreement by and between Digital Angel Corporation and MedAire, Inc. dated April 8, 2004.[2]

10.4	Employment Agreement as amended and restated by and between Mr. James Lara and MedAire, Inc. dated September 15, 2005.2 7

Exhibit	Description
10.5	Employment and Severance Agreement by and between Ms. Joan Sullivan Garrett and MedAire, Inc. dated December 18, 2000.2 7

10.6	Amended and Restated 1998 Key Employee Stock Option Plan.2 7

10.7	Form Non-Qualified Stock Option Agreement.3 7

10.8	Form Incentive Stock Option Agreement.3 7

10.9	Office Lease Hayden Ferry Lakeside Phase 1 by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated March 7, 2002.[2]

10.10	First Amendment to Rooftop License Agreement by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated March 11, 2003.[2]

10.11	Second Amendment to Hayden Ferry Lakeside Phase I Office Lease by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated April 20, 2004.[2]

10.12	Third Amendment to Hayden Ferry Lakeside Phase I Office Lease by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated June 3, 2004.[2]

10.13	Services and Support Agreement by and between Banner Health System and MedAire, Inc. dated October 1, 2002.[2]

10.14	Lease Agreement by and between Banner Health System and MedAire, Inc. dated October 1, 2002.[2]

10.15	Change in Terms Agreement by and between Desert Hills Bank and MedAire, Inc. dated April 29, 2005.[3]

10.16	Business Loan Agreement by and between Desert Hills Bank and MedAire, Inc. dated April 29, 2005.[3]

10.17	Commercial Security Agreement by and between Desert Hills Bank and MedAire, Inc. dated April 29, 2005.[3]

10.18	2005 Executive Bonus Program.4 7

10.19	Convertible Note Facility Agreement by and between Global Doctor Limited and Zero Nominees Pty Limited dated February 14, 2001, as amended August 20, 2002.[4]

10.20	Form of Indemnity Agreement between MedAire, Inc. and its officers and directors.[5]

10.21	Employment Agreement by and between MedAire, Inc. and Joan Sullivan Garrett, effective as of March 1, 2006. 1 7

10.22	Employment Agreement by and between MedAire, Inc. and James E. Lara, effective as of January 1, 2006. 1 7

10.23	Employment Agreement by and between Mr. James A. Williams and MedAire, Inc. effective as of March 1, 2006.1 7

16.1	Former Accountants’ Acknowledgment.[2]

21.1	List of subsidiaries.[4]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [1]

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [1]

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1] Filed herewith.

[2] Filed with MedAire, Inc.’s Registration Statement on Form 10, October 3, 2005.

[3] Filed with MedAire, Inc.’s Amendment No. 1 to Registration Statement on Form 10, November 14, 2005.

[4] Filed with MedAire, Inc.’s Amendment No. 2 to the Registration Statement on Form 10, December 20, 2005.

[5] Filed with MedAire, Inc.’s Amendment No. 3 to the Registration Statement on Form 10, February 6, 2006.

[6] Filed with MedAire, Inc.’s Information Statement on Schedule 14c, February 9, 2006.

[7] Management Compensatory Plan or Arrangement.

     (c) Financial Schedules. Schedule II – Valuation and qualifying accounts.

	Balance at	Additions -	Additions -
	Beginning of	Charged to costs	Charged to other		Deductions –	Balance at end of
Description	Period	and expenses	accounts - describe		describe	period
Allowance for doubtful accounts	$210,000	$99,000	$—		$—	$309,000
Deferred tax asset valuation	$1,031,300	$—	$86,500	(1)	$—	$1,117,800

(1)	The addition to the deferred tax asset valuation is due to the change in deferred tax asset ending balance, per the annual SFAS No. 109, Accounting for Income Taxes, calculation performed to assess the Company’s tax position. The ending valuation amount is never greater than the related deferred tax asset balance.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2006	MEDAIRE, INC.

	By:	/s/James A. Williams

James A. Williams
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Allen Williams	Chief Executive Officer and Director	March 30, 2006
James Allen Williams	(Principal Executive Officer)

/s/ Rachael A. Bertrandt	Corporate Controller & Acting Chief Financial Officer	March 30, 2006
Rachael A. Bertrandt	(Principal Financial Officer and Principal Accounting
Officer)

/s/ Joan Sullivan Garrett	Chairman and Director	March 30, 2006
Joan Sullivan Garrett

/s/ Terry Giles	Director	March 30, 2006
Terry Giles

/s/ Dr. Roy Herberger	Director	March 30, 2006
Dr. Roy Herberger

/s/ Gregory J. Bell	Director	March 30, 2006
Gregory J. Bell

Report of Independent Registered Accounting Firm

To the Board of Directors
MedAire, Inc. and Subsidiaries
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of MedAire, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of MedAire, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.
Phoenix, Arizona
March 20, 2006

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS (Note 4)
CURRENT ASSETS
Cash and cash equivalents	$1,457,010	$1,140,632
Restricted cash (Note 4)	500,000	—
Accounts receivable, net of allowance for doubtful accounts of $309,000 and $210,000 at December 31, 2005 and 2004, respectively	3,960,678	4,937,753
Unbilled revenue	777,017	997,279
Inventory	431,488	465,409
Income taxes receivable	—	148,870
Held for sale – Assets (Note 16)	1,265,752	1,376,731
Prepaids and other current assets	1,203,852	615,082

Total current assets	9,595,797	9,681,756
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 7)	1,767,321	2,013,759
GOODWILL	795,466	795,466
IDENTIFIABLE INTANGIBLES, net (Note 3)	263,356	367,556
DEPOSITS	111,187	50,589
OTHER LONG TERM ASSETS	100,000	100,000

	$12,633,127	$13,009,126

CURRENT LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit (Note 4)	$—	$200,000
Current maturities of capital lease obligations (Note 7)	7,259	72,091
Held for sale – Liabilities (Note 16)	537,432	905,892
Accounts payable (Note 10)	573,517	959,839
Accrued expenses (Note 10 and 15)	2,455,515	2,120,582

Current liabilities before deferred revenue	3,573,723	4,258,404
Current portion of deferred revenue	5,426,121	5,373,029

Total current liabilities	8,999,844	9,631,433

LONG TERM CAPITAL LEASE OBLIGATIONS, less current maturities (Note 7)	13,497	20,756

DEFERRED REVENUE, less current portion	910,556	896,655

COMMITMENTS AND CONTINGENCIES (Notes 7, 11 and 13)
STOCKHOLDERS’ EQUITY (Notes 6 and 12)
Common stock; voting, $.001 par value; 100,000,000 shares authorized 57,453,583 and 55,007,726 shares, respectively, issued and outstanding at December 31, 2005 and 2004	57,454	55,008
Preferred stock; voting, $.001 per share; 10,000,000 shares authorized, none issued	—	—
Additional paid-in capital	6,142,442	5,501,223
Accumulated deficit	(3,278,267)	(2,883,369)
Accumulated other comprehensive loss	(212,399)	(212,580)

Total stockholders’ equity	2,709,230	2,460,282

	$12,633,127	$13,009,126

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues, net
Services	$19,022,266	$15,996,440	$10,080,089
Equipment	5,931,951	6,431,748	5,217,537
Education	3,409,164	2,930,168	2,300,136

Total revenues, net	28,363,381	25,358,356	17,597,762

Costs of revenues
Services	12,344,089	10,835,757	6,391,167
Equipment (Note 10)	4,222,814	4,448,346	4,084,415
Education	1,814,396	1,690,619	1,529,243

Total costs of revenues	18,381,299	16,974,722	12,004,825

Gross profit	9,982,082	8,383,634	5,592,937

Operating expenses
Sales and marketing	4,523,853	4,157,571	3,723,816
General and administrative (Note 10)	5,195,090	3,341,371	2,201,412
Fees to MedCrew, a related party (Note 10)	—	—	360,000
Compensation to related party (Note 14)	—	—	714,567
Depreciation and amortization	953,604	995,501	596,109

Total operating expenses	10,672,547	8,494,443	7,595,904

Operating loss	(690,465)	(110,809)	(2,002,967)

Other income (expense)
Gain on sale of mining rights (Note 7)	273,465	66,900	98,823
Gain on sale of marketable securities	—	—	22,251
Interest income	42,959	23,116	21,759
Interest expense	(20,857)	(43,069)	(77,304)

Total other income	295,567	46,947	65,529

Net loss before income taxes	(394,898)	(63,862)	(1,937,438)
Income tax expense (benefit) (Note 8)	—	958,437	(866,600)

Net loss before minority interest	(394,898)	(1,022,299)	(1,070,838)
Minority interest in net income of consolidated subsidiary	—	—	(149,454)

Net loss	$(394,898)	$(1,022,299)	$(1,220,292)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares used in computation:
Basic	56,705,004	54,135,355	48,860,986

Diluted	56,705,004	54,135,355	48,860,986

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net loss	$(394,898)	$(1,022,299)	$(1,220,292)
Other comprehensive income (loss)
Currency translation adjustment	181	(75,860)	(136,720)

Comprehensive loss	$(394,717)	$(1,098,159)	$(1,357,012)

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

	Number of
	Shares of		Additional		Accumulated
	Common	Common	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Other Loss	Total Equity
Balance at December 31, 2002 (Note 6)	36,619,516	$36,620	$1,610,657	$(640,778)	$(53,445)	$953,054
Issuance of common stock for acquisition (Note 14)	10,753,765	10,754	497,495	—	—	508,249
Issuance of common stock for cash (Note 6)	6,000,000	6,000	2,960,980	—	—	2,966,980
Issuance of common stock for compensation (Note 6)	16,000	16	10,211	—	—	10,227
Exercise of stock options (Note 12)	30,000	30	7,470	—	—	7,500
Net loss for the year ended December 31, 2003	—	—	—	(1,220,292)	—	(1,220,292)
Realized gain on investment in Global Doctor Limited	—	—	—	—	53,445	53,445
Non-qualified stock option expense	—	—	834	—	—	834
Foreign currency translation adjustments, net of tax ($91,000)	—	—	—	—	(136,720)	(136,720)

Balance at December 31, 2003	53,419,281	53,420	5,087,647	(1,861,070)	(136,720)	3,143,277
Net loss for year ended December 31, 2004	—	—	—	(1,022,299)	—	(1,022,299)
Exercise of stock options (Note 12)	1,588,445	1,588	413,159	—	—	414,747
Non-qualified stock option expense (Note 12)	—	—	417	—	—	417
Foreign currency translation adjustments	—	—	—	—	(75,860)	(75,860)

Balance at December 31, 2004	55,007,726	55,008	5,501,223	(2,883,369)	(212,580)	2,460,282
Net loss for year ended December 31, 2005	—	—	—	(394,898)	—	(394,898)
Exercise of stock options (Note 12)	2,445,857	2,446	641,219	—	—	643,665
Foreign currency translation adjustments	—	—	—	—	181	181

Balance at December 31, 2005	57,453,583	$57,454	$6,142,442	$(3,278,267)	$(212,399)	$2,709,230

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(394,898)	$(1,022,299)	$(1,220,292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	953,604	995,501	596,106
Deferred income taxes	—	1,114,300	(941,900)
Bad debt expense	99,832	68,218	38,641
Realized gain on sale of marketable securities	—	—	(53,445)
Minority interest in income of consolidated subsidiary	—	—	149,454
Compensation 2003; paid 2004 — MedSpace	—	(714,567)	714,567
Stock option compensation	—	417	834
Stock compensation expense	—	—	10,227
Loss on disposal of assets	2,597	680	1,046
Changes in working capital components:
Accounts receivable	744,723	(1,702,455)	(1,773,480)
Unbilled revenue	220,263	(872,147)	120,818
Inventory	23,572	(26,215)	(79,224)
Income taxes receivable	148,976	(60,976)	(74,605)
Prepaids and other current assets	(581,721)	88,054	(693,011)
Deposits	(63,825)	(15,429)	673
Accounts payable and accrued expenses	(23,818)	369,224	1,339,236
Income taxes payable	—	—	(82,687)
Deferred revenue	64,560	1,196,019	2,106,362

Net cash provided by (used in) operating activities	$1,193,865	$(581,675)	$159,320

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received in acquisition of Global Doctor	$—	$—	$120,224
Cash paid for the accrual of the MedSpace acquisition	—	(387,474)	—
Purchase of equipment and leasehold improvements	(418,154)	(1,492,137)	(390,604)
Additional trademark costs	—	—	(2,128)
Proceeds from sale of marketable securities	—	—	133,260
Purchase of assets of Medical Advisory Services (MAS)	—	(386,005)	—
Proceeds from sale of fixed assets	2,247	—	—
Restricted cash	(500,000)	—	—
Purchase of long term assets	—	(100,000)	—

Net cash used in investing activities	$(915,907)	$(2,365,616)	$(139,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock shares	$—	$—	$2,966,980
Proceeds from exercise of common stock options	643,665	414,747	7,500
Proceeds from line of credit	—	650,000	1,600,000
Payments on line of credit	(200,000)	(450,000)	(1,700,000)
Repayment of debt	(377,000)	(246,227)	(148,723)
Repayment of capital lease obligation	(72,091)	(80,135)	(71,288)

Net cash (used in) provided by financing activities	$(5,426)	$288,385	$2,654,469

Effect of foreign currency exchange rate changes on cash and cash equivalents	(16,593)	41,382	133,964
Net increase (decrease) in cash and cash equivalents	255,939	(2,617,524)	2,808,505
Cash and cash equivalents at beginning of year	1,334,999	3,952,523	1,144,018

Cash and cash equivalents at end of year	1,590,938	1,334,999	3,952,523
Cash and cash equivalents at end of year associated with Global Doctor	(133,928)	(194,367)	(143,828)

Cash and cash equivalents at end of year without held for sale assets	$1,457,010	$1,140,632	$3,808,695

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for interest	$17,000	$30,309	$63,539

Cash paid during the year for taxes	$—	$2,000	$64,811

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued in lieu of cash compensation	$—	$—	$7,486

Assets acquired under capital lease obligation	$—	$—	$35,556

Acquisition of Global Doctor: Cash purchase price	$—	$—	$6,210

Working capital acquired, net of cash and cash equivalents of $126,434	$—	$—	$(299,612)

Fair value of other assets acquired, principally goodwill, intangible assets and equipment	$—	$—	$2,045,240

Long-term debt assumed	$—	$—	$(597,402)

Purchase of assets of Medical Advisory Services (MAS):
Cash purchase price	$—	$386,005	$—

Working capital acquired	$—	$(33,995)	$—

Fair value of other assets acquired, principally intangible assets	$—	$420,000	$—

Acquisition of Minority Interest of MedSpace:
Amount accrued in accounts payable	$—	$—	$387,474

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
     Established in 1985, the Company provides fully integrated health, safety and security solutions to companies that are responsible for employees, customers and guests who are at risk as a result of living, working or traveling away from home. These solutions are comprised of three major components: 24/7/365 situation management, which includes services, such as real-time medical and security advice and assistance, training and education and medical resources such as medical kits. The Company is an Arizona-based corporation with both domestic and international operations and customers.
Principles of consolidation:
     The consolidated financial statements as of and prior to December 31, 2003 include the consolidated accounts of MedSpace, Inc. (MedSpace), which was 46% owned by MedAire, Inc. and 5% owned by the CEO and founder of MedAire, Inc. In December 2003, a transaction was entered into to purchase the remaining 54% of MedSpace not previously owned. Effective December 31, 2003, MedSpace was merged into the Company (see Note 14).
     In January 2003, a transaction was completed to merge with Global Doctor Limited (Global Doctor), located in Perth, Australia. Global Doctor primarily operates a network of international clinics in Asia.
     On April 16, 2002, MedAire Limited, a wholly owned subsidiary, was formed to do business in the United Kingdom.
     Effective December 2005, Global Resources, Inc., a newly formed wholly owned subsidiary of MedAire, Inc., formed initially for purposes of holding the Company’s mining rights sale agreement, is included in the consolidated financial statements. Currently, Global Resources does not hold any assets or liabilities, nor is it engaged in any activity.
     All accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements for the appropriate periods. All significant inter-company transactions and accounts have been eliminated in consolidation.
Use of estimates:
     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, deferred revenue, deferred income taxes, identifiable intangibles and goodwill.
Expression of currency:
     All amounts are shown in US currency, unless otherwise noted.
Revenue recognition:
     The Company recognizes revenue upon shipment of its products or as services are performed. Shipping and handling charges to customers are included in revenue. Shipping and handling costs incurred by the Company are included in costs of revenues. The Company provides products and services to its customers on a contract basis, normally covering one to five-year periods. Revenue on products is recognized when the equipment is shipped, while billings on the service portion of the contract are recorded as deferred revenue and recognized on a straight-line basis over the life of the contract.
     In conjunction with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, revenue from multiple-deliverable arrangements are accounted for as separate units of accounting as the delivered items have value on a stand alone basis, if there is objective and reliable evidence of the fair value, and delivery or performance of the undelivered item is probable and in the Company’s control.
     GlobaLifeline is a program designed to meet the medical, security and travel assistance needs of companies with employees who work, travel or live within the international community. Revenue from GlobaLifeline services includes membership and access fees, patient consultations, evacuations, security services and web based information services. These revenues and costs are part of services on the financial statements. Cost of service revenue consists primarily of the cost of providing 24/7/365 access and medical and security services to customers, including clinic operations and the operation of our Global Response Center.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)
     Gain on the sale of the mining rights sales agreement is recorded when the cash is received. This income is not considered earned until received due to a cancellation clause in the sale agreement. The final cash (AUD $1,000,000) is not payable until and unless the buyer commences commercial mining operations.
Cash equivalents:
     Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less.
Restricted Cash:
     The Company is required as a covenant on its line of credit, (see note 4), to maintain a $500,000 compensating balance on deposit with the financial institution.
Concentration of cash:
     At certain times, the Company maintains amounts on deposit in financial institutions in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. However, the Company did transfer $1,000,000 to another financial institution subsequent to December 31, 2005.
Accounts receivable:
     Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2005 and 2004 is adequate. Recoveries of accounts receivable previously written off are recorded when received.
     Interest is not charged on accounts receivable.
     Unbilled revenue represents revenue earned but not yet invoiced. The majority of the balance relates to Commercial Airline crew support and other health and security cases that are unbilled at the end of the reporting period. The remaining balance relates to training and other revenue earned in the period but not invoiced.
Inventory:
     Inventory, which consists primarily of medical kits and supplies, automatic external defibrillators, and pharmaceuticals is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.
Identifiable intangibles and goodwill:
     Statement of financial accounting standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), prescribes a two-step process for impairment testing of goodwill on an annual basis or more often if a triggering event occurs and long-lived assets only when a triggering event occurs. The first step tests for impairment, while the second step, if necessary, measures the amount of impairment. Goodwill is not amortized. There were indicators of impairment in the year ended December 31, 2005; however, no impairment existed at that period.
     In assessing the recoverability of goodwill and intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. The annual testing date is December 31.
     Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue and the timing of expenses. The Company’s management develops future revenue estimates based on historical trends and market available. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)
     Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. Licenses and other intangibles, which have definitive lives, are amortized using the straight-line method over their contractual lives or their estimated useful life if shorter. Goodwill and intangibles with indefinite lives are subject to an impairment test, based on fair value, at least annually. We evaluate goodwill and other intangibles for impairment annually, and when impairment indicators arise, in accordance with SFAS 142. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount.
     Identifiable intangibles have the following estimated useful lives:

Software	1 to 3 years
Permits and agreements	2 to 7 years
Customer list and contracts	5 years
Other	1 to 5 years
Tradename and trademarks	5 to 7 years
     Intangible assets subject to amortization are amortized on a straight line method over their useful lives (see Note 3).
Subsequent events:
     On January 18, 2006, the Company’s board of directors approved the sale of the Global Doctor clinic operations to a buyer led by current management of such operations. Based on this approval, the Company and Global Health Care Pty Ltd executed a definitive Share Sale Agreement documenting the terms of the sale of all the Company’s shares in the subsidiaries that operate the Company’s Global Doctor clinic operations in exchange for US $1,000,000, $50,000 of which was received related to the execution of the agreement, and the balance of which is due and payable at a closing to be held within 60 days of execution. In December 2005, the Company began the transfer of the mining rights sale agreement from Global Doctor to MedAire. At the closing date, the Company expects the gain on the sale of the Global Doctor clinic operations to be approximately $150,000 to $250,000, depending on the net assets at the closing date. After the disposition, the Company expects the impact on its go-forward financial statements to be a decrease to revenue of approximately $3.5 million and a decrease to pre-tax loss of approximately $0.5 million on an annual basis, however; the Company will be entering into a preferred provider agreement with the new owners, and expect additional revenues as provider services are utilized in the Company’s service offering to clients.
     On January 27, 2006, a majority of the Company’s shareholders entered into an agreement that resulted in an effected change in control via the Company’s board of directors. In addition to the change of board member composition, this transaction replaced the Company’s then current Chief Executive Officer, Joan Sullivan Garrett, entered into new employment agreements with the then current Chief Executive Officer, Joan Sullivan Garrett and Chief Operating Officer, James E. Lara, which included changes to the warrants previously issued to Mr. Lara, and effected immediate vesting to all outstanding options issued pursuant to the Company’s 1998 Key Employee Stock Option Plan. Expense of approximately $180,000 and $260,000, respectively, is expected to be recorded in January 2006 related to the change in warrants issued and immediate vesting on options previously issued.
Other long term assets:
     Other long term assets represent a strategic investment in an untraded company. The $100,000 investment is comprised of $6,000 in stock and a $94,000 note receivable with no stated repayment terms or interest. The asset is valued using the cost method.
Fair value of financial instruments:
     Cash and cash equivalents, receivables, accounts payable, and debt, are carried at amounts that reasonably approximate their fair values at December 31, 2005 and 2004.
     It is not practical to estimate the fair value of an investment of an untraded company, included in other long term assets, which is carried at its total original cost of $100,000, but the fair value could be less than the original cost.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)
Equipment and leasehold improvements:
     Equipment and leasehold improvements are recorded at cost and are primarily being depreciated over three to seven years, using the straight-line method. Leasehold improvements are amortized over their useful estimated economic lives or the term of the lease, whichever is shorter.
     Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is the Company’s policy to include amortization expense on assets acquired under capital leases with depreciation expense on owned assets.
     Fixed assets not yet placed in service represent additional enterprise wide software system modules to be implemented and databases under development.
Deferred rent:
     Certain operating leases require escalating rent payments over the lease term. The total rent payments are divided by the total number of months to compute an amount, which is charged to expense on a straight-line basis over the lease term. The deferred rent liability included in accrued expenses on the accompanying balance sheets occurs when the monthly straight-line expense is greater than the monthly rent paid.
Off-balance sheet financing and liabilities:
     Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority owned subsidiaries or any interest in, or relationships with, any material variable interest entities.
Stock options:
     The Company has a stock-based employee compensation plan, which is described in more detail in Note 12. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants to employees and directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company has adopted the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value of the common stock to be received at the measurement date. Under the requirements of SFAS 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or services rendered whichever is more reliably measured. Awards under the plan generally vest over periods ranging from immediate vesting to five years, depending upon the type of award. The following table illustrates the effect on net loss and, as allowed by SFAS 123 earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model:

	December 31,	December 31,	December 31,
	2005	2004	2003
Net loss:
As reported	$(394,898)	$(1,022,299)	$(1,220,292)
Adjustment for stock based employee compensation expense determined under fair value based method, net of related tax effects	(133,514)	(128,878)	(133,842)

Proforma net loss	$(528,412)	$(1,151,177)	$(1,354,134)

Loss per share basic and diluted:
As reported	$(0.01)	$(0.02)	$(0.02)

Proforma	$(0.01)	$(0.02)	$(0.03)

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is January 1, 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     The Company currently utilizes a standard option pricing model (i.e. Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has determined it will continue to utilize the Black-Scholes option pricing model, with the modified prospective method under SFAS 123R, beginning January 1, 2006. SFAS 123R also requires the Company to estimate future forfeiture rates whereas SFAS 123 did not.
     SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current practice. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.
     Based on stock options granted to employees through December 31, 2005, and stock options expected to be granted in future periods, the Company expects that the adoption of SFAS 123R will have a material impact on the Company’s results of operations through additional compensation expense recorded as option grants vest. See Note 12 for further information on the Company’s stock-based compensation plans.
Income taxes:
     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Federal and state regulation:
     The Company is considered a re-packager and distributor of drugs because of the medical kits it assembles and sells. As a result, the Company is subject to regulation by and licensure with the United States Food and Drug Administration (the FDA), the United States Drug Enforcement Administration (the DEA) and various state agencies that regulate wholesalers or distributors. Both the FDA and the DEA have the right, at any time, to inspect the Company’s facilities and operations to determine if it is operating in compliance with the requirements for licensure and all applicable laws and regulations. In addition, the Company is audited annually by the DEA and the Arizona State Board of Pharmacy. Although management believes appropriate steps are taken to ensure compliance, the Company cannot be assured it will not face fines or penalties, or loss of license if its compliance efforts are determined to be inadequate.
Reclassifications:
     Certain amounts have been reclassified to be consistent with the presentation for all periods, with no effect on the net loss or stockholders’ equity.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)
Deferred revenue:
     The Company provides products and services to its customers on a contract basis, normally covering one to five-year periods.
     Revenue on products is recognized when the equipment is shipped, while revenue on the service portion of the contract is recorded as deferred revenue and recognized on a straight-line basis over the life of the contract.
Advertising costs:
     Advertising and promotion costs, which totaled approximately $536,000, $320,000 and $285,000 during the twelve months ended December 31, 2005, 2004 and 2003, respectively, are expensed as incurred.
Legal costs:
     Amounts incurred for legal costs that pertain to loss contingencies are expensed as incurred.
Net loss per common share:
     Net loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. At December 31, 2005, 2004, and 2003, common shares issuable upon exercise of the employee stock options (see Note 12), and at December 31, 2004 the effect of the convertible unsecured note payable (500,000 shares) (see Note 5) have not been included in the computation because their inclusion would have had an antidilutive effect applicable to the net loss.
Note 2. Equipment and Leasehold Improvements
     Equipment and leasehold improvements consist of the following:

	December 31,	December 31,
	2005	2004
Furniture and fixtures	$1,229,166	$1,097,711
Computer equipment and software	2,701,380	2,599,469
Leasehold improvements	192,055	147,469
Vehicles	18,771	18,771
Fixed assets not yet placed in service	550,724	452,088

	4,692,096	4,315,508
Less accumulated depreciation	2,924,775	2,301,749

	$1,767,321	$2,013,759

Note 3. Identifiable Intangibles
     Identifiable intangibles and the associated accumulated amortization are as follows at December 31, 2005:

	Weighted-
	Average
	Remaining	Gross
	Life in	Carrying	Accumulated	Net Carrying
	Years	Amount	Amortization	Amount
Software	1.7 years	$15,000	$10,625	$4,375
Permits and agreements	3.5 years	150,000	50,625	99,375
Tradename and trademarks	3.0 years	67,091	60,121	6,970
Customer list and contracts	3.5 years	195,000	65,812	129,188
Other	0.8 years	60,000	36,552	23,448

		$487,091	$223,735	$263,356

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Identifiable Intangibles (continued)
     Identifiable intangibles and the associated accumulated amortization are as follows at December 31, 2004:

	Weighted-
	Average
	Remaining	Gross
	Life in	Carrying	Accumulated	Net Carrying
	Years	Amount	Amortization	Amount
Software	2.3 years	$15,000	$5,729	$9,271
Permits and agreements	4.5 years	150,000	20,624	129,376
Tradename and trademarks	4.0 years	67,091	52,733	14,358
Customer list and contracts	4.5 years	195,000	26,812	168,188
Other	2.9 years	60,000	13,637	46,363

		$487,091	$119,535	$367,556

     The aggregate amount of amortization expense for the twelve months ended December 31, 2005, 2004 and 2003 was approximately $225,000, $168,000 and $137,000, respectively.
     Estimated amortization expense is as follows for the twelve months ended December 31:

2006	$98,000
2007	74,000
2008	69,000
2009	22,000
Thereafter	—

$263,000

Note 4. Lines of Credit
     The Company maintains a $1,000,000 line of credit with a bank which matures in May 2006. The line of credit was renewed in April 2005. Under the renewal, the Company is required to maintain a compensating balance with the lender of no less than $500,000. The line bears interest at the bank’s prime rate (7.25% at December 31, 2005) plus .75%. The line of credit is collateralized by substantially all the assets of the Company and requires compliance with certain non-financial covenants. The line of credit contains customary events of default. If an event of default occurs and is continuing, the Company might be required to repay all amounts then outstanding under the credit facility. At December 31, 2005 and 2004 the outstanding balance was $0 and $200,000, respectively. At December 31, 2005 the Company had $1,000,000 available to borrow on the line.
Note 5. Note Payable and Pledged Assets
     A summary of the Company’s notes payable and collateral pledged thereon consists of the following:

	December 31,	December 31,
	2005	2004
Convertible unsecured 8% note payable may be converted to common stock anytime prior to March 2005. The Company paid the note in full during July 2005	$—	$393,598

     The convertible, unsecured note payable allowed the holder to convert the note in whole, but not in part, on the conversion date, into shares calculated by dividing the face value of the note by the conversion price, of AUD $1.00, within five business days after delivery of the conversion notice to the Company. The holder could have exercised the conversion right by giving notice to the Company anytime after July 31, 2001, at least two days prior to the conversion date. The note was not converted and was paid in full during July 2005.
Note 6. Equity
     In October 2003, the Company issued 6,000,000 shares of common stock, $0.001 par value, for $3,083,000 or $0.51 per share. The difference between the par value of the shares issued and the total proceeds received, less the expenses of the issuance was recorded as additional paid in capital.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Equity (continued)
     In September 2003, 16,000 shares of common stock were issued to executives of the Company at the trading price of the common stock on the date of grant.
     The power to issue any shares of preferred stock of any class or series of any class designations, voting powers, preferences, and relative participation, optional or other rights, if any, or the qualifications, limitations or restrictions thereof shall be determined by the board of directors.
Note 7. Commitments and Contingencies
     The Company’s headquarters are located in Tempe, Arizona. The Company entered into a capital lease for telephone equipment with monthly payments of approximately $700 through August 2008, including interest at a rate of 8.195%. The lease is collateralized by the equipment. Total of assets under this lease was approximately $36,000 with accumulated amortization of $16,600 and $9,500 at December 31, 2005 and 2004, respectively. As of December 31, 2004, the Company had another capital lease obligation in the amount of $65,401 which was paid off in 2005. The Company has various facility leases under varying operating lease agreements with various terms and conditions which expire at various dates through December 31, 2009. The leasehold improvement incentives were paid for directly by the landlord. In addition, the Company has various other leases that expire at various dates through July 2009.
     During 2002, the Company entered into a capital lease arrangement for furniture and fixtures. This lease was repaid during the year ended December 31, 2005.
     Future minimum lease obligations at December 31, 2005 are as follows:

Twelve Months Ending December 31:	Capital	Operating
2006	$8,691	$693,000
2007	8,691	675,000
2008	5,794	665,000
2009	—	621,000
2010	—	25,000

Total minimum lease payments	23,176	$2,679,000

Amount representing interest	(2,420)

Present value of minimum lease payments	20,756
Less current maturities of capital lease obligations	7,259

Long-term capital lease obligations	$13,497

     Rent expense, including rent under month-to-month arrangements, for the twelve months ended December 31, 2005, 2004 and 2003 was approximately $958,000, $826,000 and $788,000, respectively.
     The Company has employment agreements with two key executives, through 2008, that provide post termination benefits and compensation.
     The Company learned of a claim purported against its Global Doctor China clinic location from the hospital that it operates from, due to a fine assessed by the local city government, against the hospital. The purported claim was for approximately $290,000. The Company has determined that there is not enough information to assess a loss contingency and include it in the financial statements.
     The Company acquired the rights to a mining tenement as part of the acquisition of Global Doctor Limited (Note 14). At the date of acquisition in January 2003, there was no value assigned to the mining rights. This basis was established due to the fact that the mining rights were sold to a third party in February 2000 and in July 2003 reverted back to Global Doctor because the previous buyer could not make the mine commercially viable without incurring a substantial cost. The cash inflows related to commercial operations of the mine would have been less than the cash outflows to prepare the mine. In addition, Global Doctor was involved in a lawsuit in which the former buyer wanted Global Doctor to reimburse them for certain costs. The mining rights were not considered a pre-acquisition contingency as it was the Company’s belief that the zero fair value was adequately supported by the third-party potential buyer’s return of the rights back to the Company after determining that a mine could not be made commercially viable.
     Subsequent to the purchase of Global Doctor, there was a change in the economic situation. Due to this change, the future expected cash inflows from the mining rights increased. This allowed the Company to find another buyer in November 2003.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Commitments and Contingencies (continued)
     In November 2003, the Company sold the mining rights. The transaction was structured so the Company receives varying payments ranging from 50,000 Australian Dollars (AUD) on acceptance of the offer (November 2003) to 400,000 AUD 24 months from settlement (December 2005). The USD exchange rate at the time of payments to date was approximately 0.66. The final payment of 1.0 million AUD is due upon commencement of the commercial mining operation. At any time after settlement (December 2003), the buyer may notify the Company that it does not wish to proceed with the transaction, in which event, the mining rights would be reconveyed to the Company for no consideration and the buyer would be under no further obligation to make further payments in respect to the purchase price other than those that have already fallen due. Gain on sale of mining rights in the consolidated financial statements represents the annual payments received from the buyer. No receivable has been established for the remaining payment at December 31, 2005 since the future payment is contingent.
Note 8. Income Taxes
     The components of net deferred tax assets are as follows:

	December 31,	December 31,
	2005	2004
Equipment and leasehold improvements	$(155,000)	$(123,000)
Operating loss and tax credit carryforwards	631,000	721,000
Allowance for doubtful accounts	124,000	84,000
Foreign currency translation	85,000	85,000
Deferred revenue	349,000	214,000
Other	83,800	50,300

Net deferred tax assets	$1,117,800	$1,031,300
Less: Net deferred tax valuation allowance	(1,117,800)	(1,031,300)

Net deferred tax assets	$—	$—

     In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company established a valuation allowance against its net deferred tax assets as of December 31, 2004. This resulted in additional income tax expense of approximately $900,000 in the twelve months ended December 31, 2004. As defined by the standard, management believes it is more likely than not that its deferred tax assets may not be realized due to the history of losses the Company has sustained. Realization of a deferred tax asset is dependent on whether or not there will be sufficient taxable income in the future periods in which the net operating loss can be utilized as available under tax law. In future years as the Company has taxable income and the net operating loss carryforwards are utilized, the valuation allowance will be reduced and no income tax expense will be realized on the face of the income statement until such time that management believes the deferred tax assets are more likely than not to be realized. The Company had expectations of utilizing net operating losses in 2004 based on management projections. However, due to a change in product mix sold with increased evacuations that carry a lower margin and continuing losses from the Global Doctor operations, the Company did not meet projections as they have in prior periods. Therefore, it was determined a valuation allowance was required in 2004. Continued losses in 2005 support leaving the valuation allowance in place in 2005.
     Income tax expense consists of the following:

	December 31,	December 31,	December 31,
	2005	2004	2003
Current	$—	$12,137	$75,300
Deferred	—	946,300	(941,900)

Net income tax expense	$—	$958,437	$(866,600)

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Income Taxes (continued)
     Federal Net Operating Loss Carryforwards at December 31, 2005:

Expiring in 2022	$136,000
Expiring in 2023	1,426,000

$1,562,000

     Combined State Net Operating Loss Carryforwards at December 31, 2005:

Expiring in 2007	$71,000
Expiring in 2008	1,164,000
Expiring in 2010	34,000
Expiring in 2012	44,000
Expiring in 2013	28,000
Expiring in 2015	18,000
Expiring in 2017	19,000
Expiring in 2018	18,000
Expiring in 2022	125,000
Expiring in 2023	143,000

$1,664,000

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss from continuing operations due to the following:

	December 31,	December 31,	December 31,
	2005	2004	2003
Computed “expected” tax benefit	$(142,900)	$(22,900)	$(678,000)
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	86,500	847,300	—
Nondeductible expenses	172,400	36,000	22,000
State income taxes, net of federal tax benefit	(24,500)	(4,000)	(117,000)
Other	(91,500)	102,037	(93,600)

	$—	$958,437	$(866,600)

Note 9. Segment Reporting
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
     There are four reportable segments: Service, Equipment, Education and Global Doctor. The Service, Equipment and Education segments provide medical and security advice, equipment and training to subscribers. Amounts for MedAire, Inc. and MedAire Ltd are included in these 3 segments. Global Doctor provides primary medical care in several Asian countries.
     Management evaluates the performance of the Global Doctor segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses and foreign exchange gains and losses. The Service, Equipment and Education segments are evaluated based on revenue and gross profit or loss performance, prior to any corporate allocation for sales, marketing or G&A. The assets and operating expenses relative to these segments are included in the unallocated amounts as management does not review or allocate these amounts to the segment level.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Segment Reporting(continued)
     Financial information with respect to the reportable segments is as follows:

					Global	Eliminating
December 31, 2005	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$15,695,786	$5,931,951	$3,409,164	$3,326,480	$—	$28,363,381
Intersegment revenue	—	—	—	—	267,829	(267,829)	—
Gross profit	—	6,996,127	1,709,137	1,594,768	(317,950)	—	9,982,082
Interest income	38,848	—	—	—	4,111	—	42,959
Interest expense	(20,857)	—	—	—	—	—	(20,857)
Depreciation and amortization	(735,167)	—	—	—	(218,437)	—	(953,604)
Pre-tax segment income (losses)	(136,257)	—	—	—	(258,641)	—	(394,898)
Segment assets	13,397,700	—	—	—	1,265,752	(2,030,325)	12,633,127
Expenditures for equipment & LHI	(389,196)	—	—	—	(28,958)	—	(418,154)

					Global	Eliminating
December 31, 2004	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$13,211,759	$6,431,748	$2,930,168	$2,784,681	$—	$25,358,356
Intersegment revenue	—	—	—	—	347,843	(347,843)	—
Gross profit	—	5,738,671	1,983,402	1,239,549	(577,988)	—	8,383,634
Interest income	21,967	—	—	—	1,149	—	23,116
Interest expense	(23,406)	—	—	—	(19,663)	—	(43,069)
Depreciation and amortization	(731,751)	—	—	—	(263,750)	—	(995,501)
Pre-tax segment income (losses)	534,126	—	—	—	(597,988)	—	(63,862)
Segment assets	13,158,372	—	—	—	1,376,731	(1,525,977)	13,009,126
Expenditures for equipment & LHI	(1,382,140)	—	—	—	(109,997)	—	(1,492,137)

					Global	Eliminating
December 31, 2003	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$7,965,000	$5,217,000	$2,300,000	$2,116,000	$—	$17,598,000
Intersegment revenue	—	—	—	—	—	—	—
Gross profit	—	4,533,667	1,133,122	770,893	(844,745)	—	5,592,937
Interest income	13,000	—	—	—	9,000	—	22,000
Interest expense	(22,000)	—	—	—	(55,000)	—	(77,000)
Depreciation and amortization	(497,000)	—	—	—	(99,000)	—	(596,000)
Pre-tax segment income (losses)	(1,235,000)	—	—	—	(702,000)	—	(1,937,000)
Segment assets	12,553,466	—	—	—	1,460,534	(760,000)	13,254,000
Expenditures for equipment & LHI	(390,604)	—	—	—	—	—	(390,604)

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Segment Reporting(continued)
     The following table presents information about the Company’s revenue (attributed to countries based on the location of the customer) and long-lived assets by geographic area (all numbers are rounded):

	December 31, 2005		December 31, 2004		December 31, 2003
		Long		Long		Long
		Lived		Lived		Lived
		Physical		Physical		Physical
	Revenues	Assets (1)	Revenues	Assets (1)	Revenues	Assets
United States	$17,682	$1,745	$17,071	$1,987	$12,600	$1,292
United Kingdom	2,704	23	2,075	26	956	29
China	2,212	139	1,963	140	1,213	95
Other countries	959	—	693	—	291	—
Australia	944	—	449	14	100	120
Thailand	733	16	774	16	438	15
Indonesia	649	108	500	163	460	111
United Arab Emirates	525	—	181	—	133	—
Canada	492	—	427	—	580	—
Portugal	402	—	231	—	137	—
Mexico	238	—	218	—	181	—
Switzerland	200	—	102	—	73	—
Saudi Arabia	137	—	105	—	118	—
Luxemborg	99	—	237	—	8	—
The Netherlands	96	—	46	—	117
Ireland	84	—	52	—	33	—
Italy	78	—	33	—	63	—
Brazil	74	—	146	—	74	—
Hong Kong	55	—	55	—	23	—

Total	$28,363	$2,031	$25,358	$2,346	$17,598	$1,662

TOTAL US	$17,682	$1,745	$17,071	$1,987	$12,600	$1,292

TOTAL NON US	$10,681	$286	$8,287	$359	$4,998	$370

(1)	These amounts represent the geographic area of the long-lived assets, exclusive of the held for sale classification of these assets in the Consolidated Balance Sheets.
Note 10. Related Party Transactions
     The Company has a services and support agreement with Banner Health Systems, a not-for-profit multi-hospital health care system located in Phoenix, Arizona, through December 31, 2007. Under this agreement Banner authorizes the services of certified emergency physicians at their regional medical center, provided the Company contracts directly with the physicians group. Fees for these services are contracted and billed directly by the physicians group. In connection with this service agreement, the Company is also leasing space from Banner. In September 2004, Banner sold the remaining shares it owned of the Company stock, at which time it ceased to be a related party.
     The Company paid Banner rent at the following approximated cost while a related party:

Twelve months ending December 31, 2004	$16,000
Twelve months ending December 31, 2003	$169,000
     Banner owned the Company’s outstanding common stock as follows, while a related party:

December 31, 2004	0%
December 31, 2003	19.8%

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Related Party Transaction (continued)
     Laerdal Medical Corporation, a major vendor for medical equipment for the Company, owned the Company’s outstanding common stock as follows:

December 31, 2005	3.0%
December 31, 2004	5.7%
December 31, 2003	5.9%
     The Company acquired equipment and supplies from Laerdal as follows:

Twelve months ending December 31, 2005	$96,000
Twelve months ending December 31, 2004	$174,000
Twelve months ending December 31, 2003	$57,000
     The Company had an outstanding liability to Laerdal as follows:

December 31, 2005	$1,200
December 31, 2004	$23,000
December 31, 2003	$27,000
     Prior to December 2003, when the Company purchased the minority interest of MedSpace, management fees were paid to MedCrew. The fees were based upon a percentage of MedAire’s sales of equipment, kits and supplies.
     The Company had an outstanding liability to MedCrew as follows:

December 31, 2003	$9,000
     Director fees (including consulting fees paid related to periods prior to the appointment of an independent Board, which was elected May 14, 2004) paid and stock options issued (see Note 13) to directors were as follows:

Twelve months ending December 31, 2005	$53,000 in payments; 30,000 in stock options
Twelve months ending December 31, 2004	$45,000 in payments; 200,000 stock options
Twelve months ending December 31, 2003	$111,000 in payments; 150,000 stock options
     The Company had an outstanding liability to the Directors as follows:

December 31, 2005	$28,000
Note 11. 401(k) Plan
     The Company has a 401(k) profit sharing plan, which covers substantially all United States based full-time employees over age 18. The plan provides for employee deferrals of up to 100% per pay period and employer matching contributions equal to 100% of employee deferrals, to a maximum of 3% and 50% of employee deferrals on the next 2% of deferrals not to exceed the annual limits established by the IRS regulations. The Company’s contributions to the plan were as follows:

Twelve months ending December 31, 2005	$126,000
Twelve months ending December 31, 2004	$73,000
Twelve months ending December 31, 2003	$70,000
Note 12. Stock Option Plan
     The Company has implemented the amended and restated 1998 Key Employee Stock Option Plan (“The Plan”). The exercise price of the options, as well as the vesting period, is established by the Company’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years. The lives of the options granted are ten years. A summary of activity under the Plan is as follows:

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Stock Option Plan (continued)

	Number of	Average
	Shares	Exercise Price
Balance, December 31, 2002	3,718,850	0.25
Forfeited	(287,189)	0.44
Granted	3,570,825	0.44
Exercised	(30,000)	0.25

Balance, December 31, 2003	6,972,486	0.34

Forfeited	(724,752)	0.55
Granted	1,150,000	0.75
Exercised	(1,588,445)	0.26

Balance, December 31, 2004	5,809,289	0.41

Forfeited	(885,425)	0.60
Cancelled	(300,000)	0.58
Granted	80,000	0.55
Exercised	(2,445,857)	0.26

Balance, December 31, 2005	2,258,007	$0.48

Exercisable at December 31, 2005	1,382,007	$0.38

     The following table summarizes information about stock options and warrants outstanding at December 31, 2005:

	Options and Warrants Outstanding			Options and Warrants
			Weighted	Exercisable
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
	Outstanding	Price	Life	Exercisable	Price
Range of Exercise Prices
.25	878,007	$0.25	4.6 years	878,007	$0.25
.39	110,000	0.39	7.6 years	44,000	0.39
.40-.50	470,000	0.45	7.3 years	200,000	0.46
.51-.76	2,140,000	0.69	4.9 years	70,000	0.73
.77-1.00	400,000	0.82	8.0 years	190,000	0.80

	3,998,007			1,382,007

     On May 3, 2005 at the annual general meeting a resolution was reached to issue James E. Lara, President and COO, 1,740,000 warrants (options) outside of the existing Employee Option Plan. Each such warrant entitles the holder to subscribe for one fully paid ordinary share in the capital of the Company at an exercise price of $0.68 each, with 100% vesting at December 31, 2007 based upon achievement of the performance condition of $5.6 million in EBITDA at that date. The final exercise date available for the warrants is December 31, 2009. The options are included in the number outstanding noted above. In accordance with generally accepted accounting principles, no expense has been recorded in the period ended December 31, 2005. A subsequent board resolution in 2006 has clarified the grant of these warrants to grant 580,000 immediately exercisable warrants, leaving a balance of 1,160,000 warrants that may be granted at a future date.
     Under the Plan the total number of options permitted is 15% of issued shares up to a maximum of 20,000,000 shares. The options are exercisable for a period of 10 years and vest based upon years of service. The weighted average fair value of options granted using the Black-Scholes valuation model, during the years ended December 31, 2005, 2004, and 2003 were $0.32, $0.37 and $0.26, respectively.
     The Company applies APB 25 and related interpretations for its stock option plan. The Company has adopted the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS 123 and the amendment of SFAS 148, net loss and loss per share would have been reduced to the proforma amounts indicated in Note 1.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Stock Option Plan (continued)
     Average assumptions used in determining the estimated fair value of stock options under the Black-Scholes valuation model are as follows:

	Period Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Expected life of award	5 years	5 years	5 years
Volatility	71%	60%	60%
Risk-free interest rate	3%	3%	3%
Expected dividends yield	0%	0%	0%
Note 13. Litigation
     One of the Company’s shareholders objected to three resolutions presented for shareholder approval at the Company’s annual meeting of shareholders, held on May 3, 2005. The contested resolutions approved an increase in fees paid to independent directors, annual option awards to independent directors and warrants issued to our President and Chief Operating Officer.
     In addition, the shareholder made various threats to file unspecified litigation against the Company and its board of directors, but the threats were not in writing and the shareholder has refused to be specific with respect to the alleged claims. The Company believes that it has appropriately responded to the issues surrounding the contested resolutions by, among other things, obtaining guidance from a second set of solicitors and the Australian Stock Exchange. This shareholder executed a release releasing the Company and its directors, among others, from all claims he may have had prior to the date of the release, March 1, 2006.
     On December 9, 2005, Best Dynamic Services Limited and G&J Poole Pty Limited filed a complaint against the Company, Joan Sullivan Garrett, its Chairman and then Chief Executive Officer, James Lara, its President and Chief Operating Officer and a director, Terry Giles, a director, Dr. Roy Herberger, a director, and Michelle Hanson, its Chief Financial Officer and Secretary, in the United States District Court for the Company’s analysis of the invalidity of a consent resolution that the Company received on October 7, 2005, from what was represented to be a majority of the Company’s shareholders. On December 14, 2005, the Company and other defendants moved to transfer the action to the United States District Court for the District of Arizona. As of December 31, 2005, on the parties’ stipulation, pending resolution of settlement discussions, the court had postponed briefing on the motion to transfer until March 2006 and postponed the defendants’ answer date until after a ruling on the transfer motion. On March 6, 2006, the parties filed a stipulation for dismissal of this action with prejudice.
     On December 1, 2005, the Company filed an action for a temporary restraining order, injunctive and declaratory relief and damages in the United States District Court for the District of Arizona. The defendants are:
James Allen Williams
Gregory J. Bell
Sandra Wilkenfeld Wadsworth
Neil Warren Hickson
John Jessup
John Gilbert McCormack,
persons who attempted to take office as members of the Company’s board of directors pursuant to a consent resolution that the Company received on November 28, 2005, from what was represented to be a majority of the Company’s shareholders. On December 2, the Court granted its request for temporary injunctive relief, enjoining the new “board” members from taking office and from taking any other actions under their claim of authority, until an evidentiary hearing could be held where the court could hear the evidence and make a ruling on the various claims. On December 13, 2005, the Company filed a motion for summary judgment. Defendants have stated that they intend to file a cross-motion for summary judgment. As of December 31, 2005, on the parties’ stipulation, pending resolution of settlement discussions, that court had (1) postponed briefing into March 2006 on the cross-motions for summary judgment, (2) extended the temporary restraining order until a ruling on the cross-motions, with the defendants reserving the right to seek to vacate or modify the temporary restraining order on or after March 7, 2006, and (3) modified the temporary restraining order to allow James Allen Williams to be added to the Company’s board of directors. On March 6, 2006, the parties filed a stipulation for dismissal of this action with prejudice.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Litigation (continued)
     The Company has recently become aware that grants of 350,000 stock options to directors in 2003 and 2004, 50,000 of which have been exercised, were made without the approval of the shareholders of the Company in potential violation of the Listing Rules of the Australian Stock Exchange (“ASX”). The ASX has advised the Company that the outstanding 2003 and 2004 option grants will have to be cancelled immediately. The Company board has voted to cancel these options. The directors who held these options have acknowledged their cancellation and have waived and released the Company from all claims for damages arising out of the cancellation of these options. The Company cannot predict whether the ASX will seek to sanction the Company or pursue other legal action.
     In addition, the Company has been told that an unnamed shareholder has filed a complaint with an Australian regulatory body and that several unnamed shareholders are threatening litigation against the Company and/or its directors and officers. The Company does not have any more information than this as of March 20, 2006.
Note 14. Acquisitions and Dispositions
     Upon consumption of each acquisition the Company evaluates whether the acquisition constitutes a business. An acquisition is considered a business if it is comprised of a complete self-sustaining integrated set of activities and assets consisting of inputs, processing applied to those inputs and resulting outputs to generate revenues. For a transferred set of activities and assets to be a business, it must contain all the inputs and processes necessary for it to continue to conduct normal operations after the transferred asset is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers. A transferred set of activities and assets fails the definition of a business if it excludes one or more significant items such that it is not possible for the set to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.
     During 2004 and 2003, the Company made acquisitions discussed in the following paragraphs. All business acquisitions have been accounted for as purchase business combinations with the operations of the businesses included subsequent to their acquisition dates. The allocation of the respective purchase price is generally based upon management’s estimates of the discounted future cash flows.
2004 Business Acquisition
     In April 2004, the Company acquired substantially all of the assets of the Medical Advisory Services (MAS) division of Digital Angel Corporation for $386,005. MAS provided medical advisory services to the commercial maritime industry. The acquisition has been accounted for as a purchase and constitutes a business under Emerging Issues Task Force 98-3, “Determining Whether a Transaction Is an Exchange of Similar Productive Assets or of a Business Combination,” (“EITF 98-3”).
     The aggregate purchase price of $386,005 was assigned as follows:

Non-compete agreement (5 year life)	$150,000
Customer list (5 year life)	195,000
Other intangibles (1-5 year lives)	75,000
Inventory	39,991
Deferred revenue	(73,986)

$386,005

     The Company evaluated the transferred set of activities, assets, inputs, outputs and processes associated with this acquisition and determined that it constituted a business. As such, the Company accounted for this acquisition as a business combination in accordance with SFAS 141. The Company achieved entrance into the Commercial Maritime market which supported its recorded value.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Acquisitions and Dispositions (continued)
     The following table illustrates the effects on the consolidated statement of operations for the years ended December 31, 2004 and 2003, had the results of MAS been included in these reporting periods from the beginning of January 1, 2003 (MAS is a market within Company operations and although revenues are tracked separately, the Company does not track costs in this manner, nor is the information readily available. Therefore, information is only included through March 2004 as obtained from Digital Angel Corporation.):

	$000’s
		MAS	Proforma
	MedAire	(Unaudited)	(Unaudited)
Period Ended December 31, 2004
Revenues	$25,358	$352	$25,710
Net (loss) income	(1,022)	41	(981)
Loss per share	(0.02)	(0.01)	(0.02)

	$000’s
		MAS	Proforma
	MedAire	(Unaudited)	(Unaudited)
Period Ended December 31, 2003
Revenues	$17,598	$1,824	$19,422
Net (loss) income	(1,220)	(264)	(1,484)
Loss per share	(0.02)	(0.01)	(0.03)
2003 Business Acquisition
     In January 2003, the Company acquired the outstanding stock of Global Doctor. The Global Doctor transaction was a step acquisition that began in 2002 as follows:

6.25% investment incurred in 2002	$410,925
Third-party direct costs incurred in 2002	240,313
93.75% investment incurred in 2003	470,812
Issuance of fully-vested options in the Company to fully-vested Global Doctor optionee holders	37,438
Third-party direct costs incurred in 2003	108,962
Cash paid to Global Doctor *	6,210

$1,274,660

     The value of the 93.75% investment (10,753,765 shares of common stock issued and options issued to fully vested Global Doctor optionee holders) was determined by a third-party valuation of the Company since Global Doctor was thinly traded. The Company obtained a third-party valuation of Global Doctor to allocate the purchase price.
     Summary of the net assets in the Global Doctor step acquisition:

Tangible assets *		$796,685
Intangible assets Software — 3 year life	$101,000
Permits and agreements — 3 year life	184,000
Trademarks and tradenames — 15 year life	427,000

	$712,000	712,000

Goodwill		927,665

Total assets acquired		2,436,350

Current liabilities		564,288
Long-term liabilities		597,402

Total liabilities assumed		1,161,690
Net assets acquired		$1,274,660

     The Company evaluated the transferred set of activities, assets, inputs, outputs and processes associated with this acquisition and determined that it constituted a business. As such the Company accounted for this acquisition as a business combination in accordance with SFAS 141.

*	The Company paid $6,210 and acquired $126,434 in cash as part of the acquisition. The net amount of $120,224 is shown as net cash received in the acquisition of Global Doctor in the Statement of Cash Flows.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Acquisitions and Dispositions (continued)
     The Company acquired the rights to a mining tenement as part of the acquisition of Global Doctor Limited. At the date of acquisition in January 2003, there was no value assigned to the mining rights. This basis was established due to the fact that the mining rights were sold to a third party in February 2000 and in July 2003 reverted back to Global Doctor because the previous buyer could not make the mine commercially viable without incurring a substantial cost. The cash inflows related to commercial operations of the mine would have been less than the cash outflows to prepare the mine. In addition, Global Doctor was involved in a lawsuit in which the former buyer wanted Global Doctor to reimburse them for certain costs. The mining rights were not considered a pre-acquisition contingency as it was the Company’s belief that the zero fair value was adequately supported by the third-party potential buyer’s return of the rights back to the Company after determining that a mine could not be made commercially viable.
     Subsequent to the purchase of Global Doctor, there was a change in the economic situation surrounding the value of iron ore. Due to an increase in iron ore commodity prices, the future expected cash inflows from the mining rights increased. This allowed the Company to find another buyer in November 2003.
     In November 2003, the mining rights were sold to a second buyer and the Company collected $98,823 which was reflected in other income in 2003, and which is consistent with SFAS 141.
     The following tables illustrate the effects on the consolidated statements of operations for the years ended December 31, 2003 and 2002, respectively, had the results of Global Doctor been included in these reporting periods from the beginning of January 1, 2002:

	$000’s
		Global
		Doctor	Proforma
	MedAire	(Unaudited)	(Unaudited)
Period Ended December 31, 2003
Revenues	$17,598	$90	$17,688
Net loss	(1,220)	(78)	(1,298)
Loss per share	(0.02)	(0.00)	(0.03)

	$000’s
		Global
		Doctor	Proforma
	MedAire	(Unaudited)	(Unaudited)
Period Ended December 31, 2002
Revenues	$11,336	$3,272	$14,608
Net loss	(636)	(2,853)	(3,489)
Loss per share	(0.02)	(0.08)	(0.10)
2003 Acquisition of Minority Interest of Subsidiary
     The Company and two other parties created a joint venture in 1998 for medical kit assemblies called MedSpace. The Company owned 46% of MedSpace, the Company’s founder and CEO, Joan Sullivan Garrett, owned 5% and MedCrew, LLC owned 49%. A management services agreement was executed between the Company and MedSpace as well. In December 2003, the Company determined it was in its best interest to buy out the minority shareholders and cancel the management services agreement. The Company paid an aggregate of $1,102,041 to buy out the legal interests of the 49% shareholder and the 5% shareholder, and the management services agreement. The Company paid approximately $387,000 to the 49% shareholder and the 5% shareholder for their legal interest. The $387,000 repurchase amount is based on the book value of the assets acquired.
     There were no intangible assets acquired with this purchase as MedSpace had no customers, suppliers or contracts. There was no manufacturing value to inventory and the fair value of the fixed assets approximated the carrying value.
     The Company recorded the remaining balance, approximately $715,000, to the 49% owner and the 5% owner to terminate the management services agreement. Those services could be provided more efficiently by the Company once the Company owned 100% of MedSpace. In conjunction with this payment the MedCrew, LLC members services were terminated. The $715,000 was considered compensation expense due to the factors described above. This agreement was settled in late December 2003 and the Company recorded the transaction in 2003 but did not disburse the cash until 2004, due to the holiday schedule.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Accrued Expenses
     Accrued expenses for the years ended December 31, 2005 and December 31, 2004 are as follows:

	December 31,	December 31,
	2005	2004
Accrued GlobaLifeline expenses	$666,711	$646,550
Accrued insurance	425,065	323,700
Accrued rent	232,132	263,133
Accrued salaries	148,670	138,154
Accrued commission and incentive compensation	208,973	200,339
Accrued accounting fees	49,197	12,975
Accrued other operating expenses	537,017	447,462
Accrued customer overpayments	187,750	88,269

Total Accrued Expenses	$2,455,515	$2,120,582

Note 16. Assets Held for Sale Classification
     On January 18, 2006, our board of directors approved the sale of the Global Doctor clinic operations to a buyer led by current management of such operations. Based on this approval, the Company and Global Health Care Pty Ltd executed a definitive Share Sale Agreement documenting the terms of the sale of all the Company’s shares in the subsidiaries that operate the Company’s Global Doctor clinic operations in exchange for $1,000,000, $50,000 of which was received related to the execution of the agreement, and the balance of which is due and payable at a closing to be held within 60 days of execution.
     In December 2005, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the assets and liabilities of this subsidiary are classified as held for sale on the balance sheet. Prior periods have been reclassified for comparative purposes. The carrying amount of the major classes of assets and liabilities included as held for sale are as follows:

	December 31,	December 31,
	2005	2004
Assets:
Cash and cash equivalents	$133,927	$194,366
Accounts receivable	280,102	147,582
Inventory	31,165	20,817
Prepaids and other current assets	55,931	63,087
Goodwill	132,199	132,199
Equipment and leasehold improvements, net	263,361	331,889
Identifiable intangibles, net	349,143	470,095
Deposits	19,924	16,696

Held for Sale – Assets	$1,265,752	$1,376,731

Liabilities:
Accounts payable	$137,559	$148,523
Accrued expenses	354,655	316,119
Notes payable	—	393,598
Current portion of deferred revenue	45,218	47,652

Held for Sale – Liabilities	$537,432	$905,892

     The long-lived assets are reported in the Global Doctor segment in Note 9 of the financial statements.
     At the closing date, the Company expects the gain on the sale of the Global Doctor clinic operations to be approximately $150,000 to $250,000, depending on the net assets at the closing date.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Assets Held for Sale Classification (continued)
     As part of the Share Sale Agreement, the Company will be entering into a preferred provider agreement with the new owners. The Company expects additional revenues as provider services are utilized in the Company’s service offering to clients. Due to this continuing involvement, the Global Doctor operations are not classified as discontinued operations in accordance with SFAS No. 144.
Note. 17. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
(in 000’s, except for share and per share data)	Quarter	Quarter	Quarter	Quarter	Full Year

Fiscal 2005
Net revenues	$6,549	$7,500	$7,141	$7,173	$28,363
Gross profit	2,298	2,454	2,665	2,565	9,982
Operating loss	(273)	(142)	(72)	(203)	(690)
Net (loss) income	$(275)	$(139)	$(59)	$78	$(395)

Earnings per common share:
Basic	$(0.01)	$0.00	$0.00	$0.00	$(0.01)
Diluted	$(0.01)	$0.00	$0.00	$0.00	$(0.01)

Weighted average number of common shares:
Basic	55,444,259	55,970,965	56,452,736	56,705,004	56,705,004
Diluted	55,444,259	55,970,965	56,452,736	57,713,555	56,705,004

	First	Second	Third	Fourth
(in 000’s, except for share and per share data)	Quarter	Quarter	Quarter	Quarter	Full Year

Fiscal 2004
Net revenues	$6,090	$6,149	$6,581	$6,538	$25,358
Gross profit	2,489	1,801	2,076	2,018	8,384
Operating (loss) income	(123)	332	(138)	(182)	(111)
Net (loss) income	$(254)	$351	$(10)	$(1,109)	$(1,022)

Earnings (loss) per common share:
Basic	$0.00	$0.01	$0.00	$(0.02)	$(0.02)
Diluted	$0.00	$0.01	$0.00	$(0.02)	$(0.02)

Weighted average number of common shares:
Basic	53,487,410	53,605,464	53,864,314	54,135,355	54,135,355
Diluted	53,487,410	57,682,975	53,864,314	54,135,355	54,135,355

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation dated October 9, 2002.[3]
3.2	Amended and Restated By-laws dated August 23, 2005.[2]
4.1	Issuer Sponsored Statement of Holdings.[3]
10.1	Merger Implementation Agreement by and between Global Doctor Limited and MedAire, Inc. dated July 31, 2002.[2]
10.2	Stock Purchase Agreement by and between MedCrew, MedSpace and MedAire, Inc. dated December 31, 2003.[2]
10.3	Asset Purchase Agreement by and between Digital Angel Corporation and MedAire, Inc. dated April 8, 2004.[2]
10.4	Employment Agreement as amended and restated by and between Mr. James Lara and MedAire, Inc. dated September 15, 2005.2 7
10.5	Employment and Severance Agreement by and between Ms. Joan Sullivan Garrett and MedAire, Inc. dated December 18, 2000.2 7
10.6	Amended and Restated 1998 Key Employee Stock Option Plan.2 7
10.7	Form Non-Qualified Stock Option Agreement.3 7
10.8	Form Incentive Stock Option Agreement.3 7
10.9	Office Lease Hayden Ferry Lakeside Phase 1 by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated March 7, 2002.[2]
10.10	First Amendment to Rooftop License Agreement by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated March 11, 2003.[2]
10.11	Second Amendment to Hayden Ferry Lakeside Phase I Office Lease by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated April 20, 2004.[2]
10.12	Third Amendment to Hayden Ferry Lakeside Phase I Office Lease by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated June 3, 2004.[2]
10.13	Services and Support Agreement by and between Banner Health System and MedAire, Inc. dated October 1, 2002.[2]
10.14	Lease Agreement by and between Banner Health System and MedAire, Inc. dated October 1, 2002.[2]
10.15	Change in Terms Agreement by and between Desert Hills Bank and MedAire, Inc. dated April 29, 2005.[3]
10.16	Business Loan Agreement by and between Desert Hills Bank and MedAire, Inc. dated April 29, 2005.[3]
10.17	Commercial Security Agreement by and between Desert Hills Bank and MedAire, Inc. dated April 29, 2005.[3]
10.18	2005 Executive Bonus Program.4 7
10.19	Convertible Note Facility Agreement by and between Global Doctor Limited and Zero Nominees Pty Limited dated February 14, 2001, as amended August 20, 2002.[4]
10.20	Form of Indemnity Agreement between MedAire, Inc. and its officers and directors.[5]
10.21	Employment Agreement by and between MedAire, Inc. and Joan Sullivan Garrett, effective as of March 1, 2006. 1 7
10.22	Employment Agreement by and between MedAire, Inc. and James E. Lara, effective as of January 1, 2006.
10.23	Employment Agreement by and between Mr. James A. Williams and MedAire, Inc. effective as of March 1, 2006.1 7
16.1	Former Accountants’ Acknowledgment.[2]
21.1	List of subsidiaries.[4]
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [1]
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [1]
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

[2]	Filed with MedAire, Inc.’s Registration Statement on Form 10, October 3, 2005.

[3]	Filed with MedAire, Inc.’s Amendment No. 1 to Registration Statement on Form 10, November 14, 2005.

[4]	Filed with MedAire, Inc.’s Amendment No. 2 to the Registration Statement on Form 10, December 20, 2005.

[5]	Filed with MedAire, Inc.’s Amendment No. 3 to the Registration Statement on Form 10, February 6, 2006.

[6]	Filed with MedAire, Inc.’s Information Statement on Schedule 14c, February 9, 2006.

[7]	Management Compensatory Plan or Arrangement.

50