Form 10-Q
period 2006-03-31
MedAire, Inc.
filed 2006-05-15
CIK 1337301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: C025328-02
MEDAIRE, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0528631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 E. Rio Salado Parkway,
Suite 610,
Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)
(480) 333-3700
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2006

Common Stock, $0.001 par value per share	57,453,583 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	December 31,
	(unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,571,342	$1,457,010
Restricted cash	500,000	500,000
Accounts receivable, net of allowance for doubtful accounts and returns of $332,000 and $309,000 at March 31, 2006 and December 31, 2005, respectively	4,559,454	3,960,678
Unbilled revenue	703,326	777,017
Inventory	388,630	431,488
Held for sale — assets	1,226,262	1,265,752
Prepaid and other current assets	932,284	1,203,852

Total current assets	9,881,298	9,595,797

Equipment and leasehold improvements, net	1,677,507	1,767,321
Goodwill	795,466	795,466
Identifiable intangibles, net	235,849	263,356
Deposits	112,418	111,187
Other long-term assets	100,000	100,000

	$12,802,538	$12,633,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414,780	$573,517
Accrued expenses	2,678,423	2,455,515
Held for sale — liabilities	497,782	537,432
Current maturities of capital lease obligations	7,409	7,259

Current liabilities before deferred revenue	3,598,394	3,573,723
Current portion or deferred revenue	6,303,657	5,426,121

Total current liabilities	9,902,051	8,999,844

Long-term capital lease obligations, less current portion	11,588	13,497

Deferred revenue, less current portion	872,903	910,556

Shareholders’ equity:
Common stock; voting, $0.001 par value; 100,000,000 shares authorized 57,453,583 shares issued and outstanding at March 31, 2006 and December 31, 2005	57,454	57,454
Preferred stock; voting, $.001 per share; 10,000,000 shares authorized, none issued	—	—
Additional paid-in capital	6,627,418	6,142,442
Accumulated deficit	(4,461,979)	(3,278,267)
Accumulated other comprehensive loss	(206,897)	(212,399)

Total shareholders’ equity	2,015,996	2,709,230

Total liabilities and shareholders’ equity	$12,802,538	$12,633,127

The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues, net
Services	$4,953,181	$4,295,938
Equipment	1,666,015	1,385,044
Education	800,436	868,048

Total revenues, net	7,419,632	6,549,030

Costs of revenues
Services	3,464,070	2,731,787
Equipment	995,468	1,043,079
Education	535,918	443,096

Total costs of revenues	4,995,456	4,217,962

Gross profit	2,424,176	2,331,068

Operating expenses
Sales and marketing	1,245,899	1,164,490
General and administrative	2,192,158	1,131,895
Depreciation and amortization	175,170	246,401

Total operating expenses	3,613,227	2,542,786

Operating loss	(1,189,051)	(211,718)

Other income (expense)
Interest income	9,909	2,883
Interest expense	(4,570)	(4,215)

Total other income (expense)	5,339	(1,332)

Net loss before income taxes	(1,183,712)	(213,050)
Income tax expense (benefit)	—	—

Net loss	$(1,183,712)	$(213,050)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares used in computation:
Basic	57,453,583	55,444,259

Diluted	57,453,583	55,444,259

The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(unaudited)	(unaudited)
Net loss	$(1,183,712)	$(213,050)
Other comprehensive income
Currency translation adjustment	5,502	6,896

Comprehensive loss	$(1,178,210)	$(206,154)

The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,183,712)	$(213,050)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	175,170	246,401
Bad debt expense	27,034	15,890
Stock based employee compensation	484,976	—
Loss on disposal of assets	2,945	—
Changes in working capital components:
Accounts receivable	(537,319)	917,706
Unbilled revenue	73,691	313,980
Inventory	21,583	(10,777)
Income taxes receivable	—	162,267
Prepaids and other current assets	295,976	94,258
Deposits	(44,242)	(2,491)
Accounts payable and accrued expenses	21,349	50,495
Deferred revenue	843,056	322,842

Net cash provided by operating activities	$180,507	$1,897,521

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	$(65,433)	$(98,347)

Net cash used in investing activities	$(65,433)	$(98,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	$—	$151,000
Repayments on line of credit	—	(200,000)
Repayment of capital lease obligation	(1,759)	(67,023)

Net cash used in financing activities	$(1,759)	$(116,023)

Effect of foreign currency exchange rate changes on cash and cash equivalents	6,073	1,794
Net increase in cash and cash equivalents	119,388	1,684,945
Cash and cash equivalents at beginning of period (including Global Doctor balances)	2,090,938	1,334,999
Cash and cash equivalents at end of the period (including Global Doctor balances)	2,210,326	3,019,944
Cash and cash equivalents at end of the period associated with Global Doctor	(138,984)	(189,788)

	$2,071,342	$2,830,156

	2006	2005
	(unaudited)	(unaudited)
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the three months for interest	$5,000	$4,000

The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     The consolidated financial statements include the consolidated accounts of MedSpace, Inc. (MedSpace), which was 46% owned by MedAire, Inc. and 5% owned by the CEO and founder of MedAire, Inc. In December 2003, a transaction was entered into to purchase the remaining 54% of MedSpace not previously owned. Effective December 31, 2003, MedSpace was merged into the Company.
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
Subsequent events:
     On Form 8-K previously filed with the SEC on February 1, 2006, the Company disclosed its entry into a definitive Share Sale Agreement documenting the terms of the sale of all the Company’s shares in the subsidiaries that operate the Company’s Global Doctor clinic operations, which agreement provided that a closing would be held within 60 days of execution. On Form 8-K previously filed with the SEC on April 6, 2006, the Company disclosed that the 60-day period had expired without a closing, and that the Company was evaluating its options while it continued discussions with the purchaser under the executed Share Sale Agreement.
     The Company’s Global Doctor clinics consist of eight western-standard medical clinics in Asia, operating under the name Global Doctor, six facilities in China, one in Bangkok, Thailand and one in Jakarta, Indonesia. The purchaser under the Share

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)
Sale Agreement is refusing to close the transaction based primarily on its concern about the viability of operations in the six China facilities. Historically, the China clinics were operated primarily inside and in conjunction with Chinese hospitals under authority of licenses held by such hospitals. Chinese regulations prohibit foreign-owned enterprises such as Global Doctor from directly holding a license to operate a medical clinic. Recently, Chinese officials have been asserting the position that only a State-owned business is allowed to operate within a Chinese hospital’s infrastructure, and the Company is having to respond by moving the China clinics into private (as opposed to State-owned) clinic locations. This relocation effort will substantially disrupt business operations at the China clinics, and completion of such efforts will require significant capital investment in new facilities and equipment.
     While reserving its rights under the executed Share Sale Agreement, the Company has begun to negotiate the sale of the eight Global Doctor clinics in three separate transactions; the six China clinics to the purchaser under the Share Sale Agreement (or under the name of a Chinese national who may be able to obtain a stand-alone license), and the two clinics in Indonesia and Thailand to two different purchasers. Negotiations are progressing satisfactorily, but there are no assurances that any of these transactions will be consummated. To the extent that the Company is unable to sell the two Global Doctor clinics in Indonesia and Thailand, the Company may choose to continue operations there or close down the clinics. To the extent that the Company is unable to sell the six China clinics, the Company will have to decide whether to complete the relocation and funding efforts required to move operations into private clinics notwithstanding the substantial business disruption, or close down the clinics.
     The following table summarizes the financial performance of the Global Doctor clinic operations for the years ended December 31, 2005 and 2004, and the three-month period ended March 31, 2006. On a pro-forma basis, the Global Doctor China clinics represent approximately 62% of the total revenues and approximately 61% of the total pre-tax loss of the consolidated Global Doctor operations.

	Three Months Ended	Year Ended December 31,
	March 31, 2006	2005	2004
Revenues from external customers	$688,216	$3,326,480	$2,784,681
Intersegment revenues	18,978	267,829	347,843
Pre-tax loss	(145,968)	(258,641)	(597,988)
     Although Global Doctor has steadily grown its revenue, the entity has been unable to reach the break-even point in the more than three years we have owned and operated the network. We are uncertain of the entity’s ability to reach the break-even point in future years and have determined that an on-going preferred provider agreement with the Global Doctor clinics, pursuant to which we would direct our clients to the Global Doctor clinics for treatment and the applicable Global Doctor clinic would bill us on a per incident basis, would be preferable to owning clinics throughout Asia. This would enable our customers to continue to be serviced at the highest levels when traveling in Asia while decreasing the amount of management oversight and cash currently required to operate the clinics.
     If the Company is successful in selling the Global Doctor clinics under terms currently being negotiated, we expect the loss on the sale of the Global Doctor clinic operations to be approximately $200,000 to $300,000, depending on the net assets at the closing date. If the sale does not close at all, and the Company chooses to close down the clinic operations, the loss may be as great as $1,000,000. The Company’s annual report on Form 10-K noted a possible gain of $150,000 to $250,000. The change to a loss is due to the decrease in potential sale price from $1,000,000. We expect the impact on our go-forward financial statements to be a decrease to revenue of approximately $3.5 million and a decrease to pre-tax loss of approximately $0.5 million on an annual basis. However, we would expect additional revenues as provider services are utilized in our service offering to clients under the preferred provider agreement that is being entered into as part of the sale agreement.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)
Net loss per common share:
     Net loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. At March 31, 2006 and 2005, common shares issuable upon exercise of the employee stock options (see Note 3), and at March 31, 2005 the effect of the convertible unsecured note payable (500,000 shares) have not been included in the computation because their inclusion would have had an antidilutive effect applicable to the net loss.
Stock Options:
     The Company has a stock-based employee compensation plan. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company had adopted the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the requirements of SFAS 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or services rendered whichever is more reliably measured. Stock compensation was not issued to non-employees, and accordingly, no compensation cost has been recognized for any non-employee stock option grants.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 is approximately $485,000 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three months ended March 31, 2006 would have been $0.01 if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.02.
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no options exercised during the three months ended March 31, 2006.
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing formula and amortized to expense over the option vesting-period.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)

Three Months Ended
March 31,
2005
Net loss:
As reported	$(213,050)
Adjustment for stock based employee compensation expense determined under fair value based method, net of related tax effects	(36,600)

Proforma net loss	$(249,650)

Loss per share basic and diluted:
As reported	$(0.00)

Proforma	$(0.00)

New Accounting Pronouncements:
     In December 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 mandates retrospective application of a voluntary change in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the changes. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This pronouncement did not effect the Company’s financial statements for the three months ended March 31, 2006.
Note 2. Segment Reporting
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
     Financial information with respect to the reportable segments is as follows:

					Global	Eliminating
March 31, 2006	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$4,264,965	$1,666,015	$800,436	$688,216	$—	$7,419,632
Intersegment revenue	—	—	—	—	18,978	(18,978)	—
Gross profit (loss)	—	1,635,079	670,547	264,518	(145,968)	—	2,424,176
Interest income	9,909	—	—	—	—	—	9,909
Interest expense	(4,570)	—	—	—	—	—	(4,570)
Depreciation and amortization	(175,170)	—	—	—	—	—	(175,170)
Pre-tax segment income (losses)	(1,327,690)	—	—	—	204,110	—	(1,123,580)
Segment assets	12,608,344	—	—	—	1,226,262	(1,032,068)	12,802,538
Expenditures for equipment & LHI	(61,367)	—	—	—	(4,066)	—	(65,433)

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Segment Reporting (continued)

					Global	Eliminating
March 31, 2005	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$3,613,452	$1,385,044	$868,048	$682,486	$—	$6,549,030
Intersegment revenue	—	—	—	—	100,249	(100,249)	—
Gross profit (loss)	—	1,697,431	341,965	424,952	(133,280)	—	2,331,068
Interest income	2,883	—	—	—	—	—	2,883
Interest expense	(4,215)	—	—	—	—	—	(4,215)
Depreciation and amortization	(191,865)	—	—	—	(54,176)	—	(246,401)
Pre-tax segment income (losses)	(79,770)	—	—	—	(133,280)	—	(213,050)
Segment assets	12,527,303	—	—	—	1,355,724	(827,692)	13,055,335
Expenditures for equipment & LHI	(96,090)	—	—	—	(2,257)	—	(98,347)
Note 3. Stock Based Compensation
     The Company has implemented the amended and restated 1998 Key Employee Stock Option Plan (“The Plan”). The exercise price of the options, as well as the vesting period, is established by the Company’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years. The lives of the options granted are ten years. Under the Plan the total number of options permitted is 15% of issued shares up to a maximum of 20,000,000 shares. The options are exercisable for a period of 10 years and vest based upon years of service. There were no options granted during the three months ended March 31, 2006 and 2005.
     On May 3, 2005 at the annual general meeting a resolution was reached to issue James E. Lara, President and COO, 1,740,000 warrants (options) outside of the existing Plan. Each such warrant entitles the holder to subscribe for one fully paid ordinary share in the capital of the Company at an exercise price of $0.68 each, with 100% vesting at December 31, 2007 based upon achievement of the performance condition of $5.6 million in EBITDA at that date. The final exercise date available for the warrants is December 31, 2009. The options are included in the number outstanding noted below. A subsequent board resolution in January 2006 has clarified the grant of these warrants to grant 580,000 immediately exercisable warrants, leaving a balance of 1,160,000 warrants that may be re-granted at a future date. This change is accounted for below as a forfeiture of the 1,160,000 warrants in the first quarter of 2006.
     We use the Black-Scholes option pricing model to estimate the fair value of the stock-based awards with the following weighted-average assumptions for the indicated periods.

	March 31,	March 31,
	2006	2005
Expected life of award (in years)	5	5
Expected volatility	72%	58%
Risk-free interest rate	3%	3%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	—	—
     The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Stock Based Compensation (continued)
     A summary of activity under the Plan as well as warrants issued is as follows:

		Average	Weighted- Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value
Balance, December 31, 2004	5,809,289	$0.41
Forfeited	(885,425)	0.60
Cancelled	(300,000)	0.58
Granted	1,820,000	0.67
Exercised	(2,445,857)	0.26

Balance, December 31, 2005	3,998,007	$0.57

Forfeited	(1,160,000)	0.68
Cancelled	—	—
Granted	—	—
Exercised	—	—

Balance, March 31, 2006	2,838,007	$0.52	4.9 years	$1,480,243

Expected to vest	—	—		—

Exercisable at March 31, 2006	2,838,007	$0.52	4.9 years	$1,480,243

     The following table summarizes information about stock options and warrants outstanding at March 31, 2006:

	Options and Warrants Outstanding			Options and Warrants
			Weighted	Exercisable
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
$ 0.25	878,007	$0.25	4.3 years	878,007	$0.25
0.39	110,000	0.39	4.0 years	110,000	0.39
0.40-0.50	470,000	0.45	4.1 years	470,000	0.45
0.51-0.76	980,000	0.69	5.7 years	980,000	0.69
0.77-1.00	400,000	0.82	5.9 years	400,000	0.82

	2,838,007			2,838,007

Note 4. Litigation
     As previously disclosed in the Company’s Form 10-K, our two largest shareholders, BDS and Joan Sullivan Garrett entered into Letter Agreements (the “Letter Agreements”) dated December 17, 2005, which outlined mutual goals and strategies relating to the direction and control of the Company. The Letter Agreements effected a standstill with respect to all lawsuits pending or threatened between any of the parties and their affiliates, including the action brought by the Company against certain of its shareholders in the United States District Court for the District of Arizona seeking declaratory relief and damages (the “Arizona Litigation”) and the action brought by certain of the Company’s shareholders against the Company and certain of its officers and directors seeking declaratory relief and damages (the “Nevada Litigation,” and together with the Arizona Litigation, the “Litigation”).
     The Letter Agreements provided that when certain conditions were met, the parties would file stipulations of dismissal with prejudice regarding the Litigation, which stipulations were filed on March 6, 2006. The Letter Agreements further provided that the two shareholders and their affiliates release each other and their respective affiliates and use their best efforts to cause MedAire and other shareholders to exchange releases. The parties to the Arizona Litigation and the Nevada Litigation and several shareholders executed such releases on March 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     There are statements in this Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include unanticipated trends in the various markets we serve, changes in health care, telemedicine or insurance regulations and economic and competitive conditions, governmental regulation and legal costs and our ability to stay abreast of increasing technology demands. The forward looking statements included in this Form 10-Q do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Form 10-Q will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.
     You should read the following discussion together with the consolidated Financial Statements and related notes contained elsewhere in this Form 10-Q.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, impairment and useful lives of intangible assets and goodwill and income taxes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. In addition to the other information set forth in this report, you should carefully consider the critical accounting policies and estimates discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Identifiable intangibles and goodwill
     Identifiable intangibles and goodwill were recorded upon the initial acquisitions of Global Doctor and Medical Advisory Services. Goodwill represents the excess of the purchase price over the fair market value of the identifiable assets acquired (see Note 14 to the Financial Statements). SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) prescribes a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate the assets might be impaired. There were indicators of impairment in the year ended December 31, 2005, however, no impairment existed for that period, for either long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) or goodwill under FAS 142. The reporting units are each evaluated as a whole for goodwill impairment testing. The estimated fair values of our reporting units at each testing period exceed the future cash flows of those units.
     Recoverability of goodwill and intangible assets is made through assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue and the timing of expenses.
     We expect the loss on the sale of the Global Doctor clinic operations to be approximately $200,000 to $300,000, depending on the net assets at the closing date. We expect the impact on our go-forward financial statements due to the sale to be a decrease to revenue of approximately $3.5 million and a decrease to pre-tax loss of approximately $0.5 million on an annual basis, however; we will be entering into a preferred provider agreement with the new owners, and expect additional revenues as provider services are utilized in our service offering to clients..
     Identifiable intangibles have the following estimated useful lives:

Software	1 to 3 years
Permits and agreements	2 to 7 years
Customer list and contracts	5 years
Other	1 to 5 years
Tradename and trademarks	5 to 7 years
Results of Operations
     The following table sets forth the historical revenue mix of the Company expressed as a percentage of total revenues as well as the costs of revenues expressed as a percentage of their respective revenue types for each of the three month periods ended March 31, 2006 and 2005, respectively. We believe that the period-to-period comparisons of our operating results may not be indicative of results for any future period.

	Mar 31, 2006	Mar 31, 2005
Revenues, net
Service	66.7%	65.6%
Equipment	22.5%	21.1%
Education	10.8%	13.3%

Total revenues, net	100.0%	100.0%
Costs of revenues
Service	69.9%	63.4%
Equipment	59.8%	75.3%
Education	67.0%	51.1%

Total costs of revenues	67.3%	64.4%
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Revenues
     Revenues in the three months ended March 31, 2006 were $7.4 million compared to $6.5 million in the three months ended March 31, 2005, an increase of $0.9 million or 13%. No one customer accounted for more than 10% of our revenues in the three months ended March 31, 2006 or 2005. We increased prices most recently three years ago in relation to the cost of our operations; however, price increases are not currently done at scheduled intervals. The increases in revenue are primarily driven by volume.
     Service Revenues. Our service revenues increased to $5.0 million in the three months ended March 31, 2006 from $4.3 million in the three months ended March 31, 2005, an increase of 15%. The increase in service revenues was related to an increase of $0.4 million in GlobaLifeline services and a $0.2 million increase in MedLink services. Revenue from GlobaLifeline services includes membership and access fees, patient consultations, evacuations, security services and web based information services. The increase in GlobaLifeline services was primarily driven by an increased demand for medical evacuations and consultations. The increase in MedLink services was primarily driven by an increase in business aviation customers in the U.S. and Europe and to a lesser extent, an increase in maritime customers as well as increased billings to our existing commercial aviation and business aviation customers. Service revenues represented 67% and 66% of our total revenues for the three months ended March 31, 2006 and 2005, respectively.
     Equipment Revenues. Our equipment revenues increased to $1.7 million in the three months ended March 31, 2006 from $1.4 million in the three months ended March 31, 2005, an increase of 20%. The increase in equipment revenues, principally representing medical kits and kit repairs, was primarily the result of increased demand in all markets the Company serves. Equipment revenues represented 22% and 21% of total revenues for the three months ended March 31, 2006 and 2005, respectively.
     Education Revenues. Our education revenues decreased to $0.8 million in the three months ended March 31, 2006 from $0.9 million in the three months ended March 31, 2005, a decrease of 8%. The decrease in education revenues primarily relates to the positive effect that a late 2004 call campaign had on enrollment numbers in the three months ended March 31, 2005, that was not repeated, as well as federal training in the three months ended March 31, 2005 for a federal grant that included some training, but ended in December 2005. Education revenues represented 11% and 13% of total revenues for the three months ended March 31, 2006 and 2005, respectively.

Cost of Revenues
     Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical and security services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues increased to $3.5 million in the three months ended March 31, 2006 from $2.7 million in the three months ended March 31, 2005, an increase of 27%, representing 70% and 64% as a percentage of service revenues in the respective periods. The absolute dollar increase was primarily attributable to the increase in provider-related costs associated with medical services related to medical evacuations and consultation services. The increase in these costs that are passed through to our clients resulted in the decreased overall service margin as well as the Global Doctor clinics’ continued losses during the three months ended March 31, 2006. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix and the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow and we continue to make operational efficiency improvements in service delivery.
     Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies, as well as personnel costs to assemble the kits. Cost of equipment revenues remained consistent at $1.0 million in the three months ended March 31, 2006 and March 31, 2005, representing 60% and 75% as a percentage of equipment revenues in the respective periods. The change in margin was primarily attributable to better cost control, a return process for items outside our acceptable date range for usage in accordance with our contracted customer requirement, and improved operational efficiency. We anticipate as we work to grow medical kit revenues that we will retain the economies of scale resulting in a similar margin.
     Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues increased to $0.5 million in the three months ended March 31, 2006, from $0.4 million in the three months ended March 31, 2005, an increase of 21%, representing 67% and 51% as a percentage of education revenues in the respective periods. The deterioration in margin relates to direct costs related to higher instructor costs as we brought our instructors on as associates from contractors in the three months ended March 31, 2006. We do not expect to continue to see large deteriorations in the margins associated with education revenue as we are working to achieve economies of scale and plan to invest in curriculum development in future periods.
Operating Expenses
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses remained consistent at $1.2 million in the three months ended March 31, 2006 and 2005, with an increase of 7%. The slight increase reflected the additional staffing associated with the sales force, which was a factor in the revenue growth the Company experienced during the same period of 13%. We anticipate sales and marketing expense as a percentage of revenues to increase slightly in future periods as we make investments in market research and business development within our core markets that will be expected to drive future revenue growth.
     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased to $2.2 million in the three months ended March 31, 2006, from $1.1 million in the three months ended March 31, 2005, an increase of 94%. The increase is related to several different factors: approximately $0.3 million of legal, accounting and increased staffing expenses incurred in the filing of our Registration Statement on Form 10 with the Securities and Exchange Commission, increased legal fees for shareholder actions of approximately $0.3 million, and $0.5 million related to adoption of the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method where compensation cost is recognized as options vest (due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested and were expensed in the three months ended March 31, 2006). General and administrative expenses represented 29% and 17% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. We anticipate general and administrative expenses will slightly decrease due to the conclusion of the shareholder action, as well as the one time stock based employee compensation expense recognized due to the change in control in January 2006 that accelerated all outstanding option and warrant vesting.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization decreased to $175,000 in the three months ended March 31, 2006, compared to $246,000 in the three months ended March 31, 2005 primarily due to the Global Doctor assets that are held for sale during the three months ended March 31, 2006, and therefore are not being further depreciated or amortized.

Other Income and Expenses
     Interest Income. Interest income increased to $10,000 in the three months ended March 31, 2006, from $3,000 in the three months ended March 31, 2005, primarily due to a higher cash balance during the three months ended March 31, 2006.
     Interest Expense. Interest expense remained consistent at $5,000 in the three months ended March 31, 2006, and $4,000 in the three months ended March 31, 2005.
Liquidity and Capital Resources
     As of March 31, 2006, we had unrestricted cash and cash equivalents of $1.6 million, an increase of $0.1 million from December 31, 2005. Our working capital, excluding the current portion of deferred revenues at March 31, 2006 was $6.3 million, compared to $6.0 million at December 31, 2005.
     As of March 31, 2006, we have an unused $1 million credit facility, for working capital purposes, with Desert Hills Bank. The facility matures in May 2006, bears interest at the bank’s prime rate plus .75%, requires that we maintain a $500,000 compensating balance (classified as restricted cash) and contains certain other non-financial covenants. We are currently negotiating a renewal under this line of credit, but cannot be assured of renewal with consistent terms.
     We believe that our existing cash and cash equivalents combined with our operating results and potential available borrowing capacity on our credit line will be sufficient to meet our anticipated cash needs for working capital and limited capital expenditures over the next three months. Any significant capital expenditures that may be considered will be done in conjunction with a related lease consideration.
     Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support business development efforts and expansion of sales and marketing, the timing of introductions of new products and services and the exploration of new markets. In the near term (over the next one to three months), the Company is planning to strengthen its information technology infrastructure, including new hardware, design and implementation of new application systems and additions to the full time information technology staff. Some of the costs of this program will be capitalized, while others will be expensed. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the debt would have rights, preferences and privileges senior to holders of common stock and the terms of the debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of our planned business development and sales and marketing efforts, which would materially adversely affect our business, financial condition and operating results.
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
Contractual Obligations
     The Company’s future contractual obligations consist principally of capital and operating leases, commitments regarding third party medical and service providers and operating expenses, deferred revenue obligations, and employment agreements. There have been no material changes to the Company’s contractual obligations since year end other than scheduled payments, and the addition of key personnel annual employment agreements with three month non-renewal notification clauses and three to nine months of paid salary and benefits for cancellation other than non-renewal or non-performance by the employee. The Company currently has no material marketing or capital expenditure commitments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary exposure to market risk arises from foreign currency exchange risk associated with our international operations and foreign currency exchange risk associated with our U.S. sales made in foreign currency. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk.

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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Operating Officer and acting-Chief Financial Officer, conducted the evaluation required by Exchange Act Rule 13a-15(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, for the reasons described below (relating to previously identified material weakness in internal controls over financial reporting), the Chief Executive Officer, Chief Operating Officer and acting-Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report were not properly designed and were not functioning effectively to provide reasonable assurance that (i) the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, Chief Operating Officer and acting-Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     As stated in the Company’s most recent Form 10-K filing, during post-closing and audit processes in connection with our consolidated financial statements for the year ended December 31, 2005, certain issues were discovered by us and our independent auditors that resulted in adjustments to these statements. We discussed these matters before our consolidated financial statements for the year ended December 31, 2005 were completed, and continue to believe they are properly accounted for in our consolidated financial statements. However, we have concluded that the failure to discover these items in our regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of our internal controls over financial reporting. Management is working to identify and implement corrective actions where required to improve the effectiveness and timeliness of our internal controls, including the enhancement of our systems and procedures.
     As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Operating Officer, and acting-Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of March 31, 2006. As part of our evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in our internal controls over financial reporting continue to exist. Although we have devoted significant time and resources toward remediating our reported material weakness and made progress in that regard, our management has concluded that the control deficiency relating to the reported material weakness had not been effectively remediated as of March 31, 2006. In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
     (b) Change in Internal Control over Financial Reporting
     Except as noted above, there has been no change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Item 1A — “Risk Factors” in Part II of this report.

Part II. Other Information
Item 1. Legal Proceedings
     As previously disclosed in the Company’s Form 10-K, our two largest shareholders, BDS and Joan Sullivan Garrett entered into Letter Agreements (the “Letter Agreements”) dated December 17, 2005, which outlined mutual goals and strategies relating to the direction and control of the Company. The Letter Agreements effected a standstill with respect to all lawsuits pending or threatened between any of the parties and their affiliates, including the action brought by the Company against certain of its shareholders in the United States District Court for the District of Arizona seeking declaratory relief and damages (the “Arizona Litigation”) and the action brought by certain of the Company’s shareholders against the Company and certain of its officers and directors seeking declaratory relief and damages (the “Nevada Litigation,” and together with the Arizona Litigation, the “Litigation”).
     The Letter Agreements provided that when certain conditions were met, the parties would file stipulations of dismissal with prejudice regarding the Litigation, which stipulations were filed on March 6, 2006. The Letter Agreements further provided that the two shareholders and their affiliates release each other and their respective affiliates and use their best efforts to cause MedAire and other shareholders to exchange releases. The parties to the Arizona Litigation and the Nevada Litigation and several shareholders executed such releases on March 1, 2006.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Risk Factors included in our Annual Report on Form 10-K have not materially changed other than as set forth below. The first two risk factors below have been revised. The last two risk factors below have not been revised, but are being restated here to facilitate the cross-reference made at the end of Item 4 — “Controls and Procedures” in Part I of this report.
Because we have international operations in several different countries, we are subject to the costs associated with complying with foreign laws.
     We operate in several different countries and are subject to various local laws and regulations in those locations. These laws and/or regulations have broad effect, including with respect to securities, taxes, property, zoning and medical licensing requirements. We have implemented policies and procedures that we believe are designed to provide reasonable assurance of our compliance with all applicable foreign laws and regulations. If, however, we do not follow those procedures and policies, or they are not sufficient to prevent non-compliance, we could be subject to liability, fines and lawsuits or our international operations could be shut down. Moreover, if foreign laws or regulations change, we may incur significant costs to change our compliance policies and procedures. For instance, historically, our Global Doctor China clinics were operated primarily inside and in conjunction with Chinese hospitals under authority of licenses held by such hospitals. Chinese regulations prohibit foreign-owned enterprises such as Global Doctor from directly holding a license to operate a medical clinic. Recently, Chinese officials have been asserting the position that only a State-owned business is allowed to operate within a Chinese hospital’s infrastructure, and the Company is having to respond by moving the China clinics into private (as opposed to State-owned) clinic locations. This relocation will substantially disrupt business operations at the China clinics, and completion of such efforts will require significant capital investment in new facilities and equipment. See Item 5 — “Other Information” in Part II of this report.
We have intangible assets and goodwill, whose values may become impaired.
     Due to our 2003 acquisitions of Global Doctor, goodwill represents a significant portion of our assets. Goodwill was approximately $928,000 ($132,000 of which is classified as held for sale) as of March 31, 2006, representing approximately 7% of our total assets. If we make additional acquisitions it is likely that we will record additional goodwill on our books. We periodically evaluate our goodwill to determine whether all or a portion of its carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. If the Company is successful in selling the Global Doctor clinics under terms currently being negotiated, we expect the loss on the sale of the

Global Doctor clinic operations to be approximately $200,000 to $300,000, depending on the net assets at the closing date. See Item 5 — “Other Information” in Part II of this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          There were no sales of equity securities or use of proceeds during the first quarter of 2006.
Item 3. Defaults Upon Senior Securities
          There were no defaults upon senior securities during the first quarter of 2006.
Item 4. Submission of Matters to a Vote of Security Holders
          There were no items subject to a vote of security holders during the first quarter of 2006.
Item 5. Other Information
     On Form 8-K previously filed with the SEC on February 1, 2006, the Company disclosed its entry into a definitive Share Sale Agreement documenting the terms of the sale of all the Company’s shares in the subsidiaries that operate the Company’s Global

Doctor clinic operations, which agreement provided that a closing would be held within 60 days of execution. On Form 8-K previously filed with the SEC on April 6, 2006, the Company disclosed that the 60-day period had expired without a closing, and that the Company was evaluating its options while it continued discussions with the purchaser under the executed Share Sale Agreement.
     The Company’s Global Doctor clinics consist of eight western-standard medical clinics in Asia, operating under the name Global Doctor, six facilities in China, one in Bangkok, Thailand and one in Jakarta, Indonesia. The purchaser under the Share Sale Agreement is refusing to close the transaction based primarily on its concern about the viability of operations in the six China facilities. Historically, the China clinics were operated primarily inside and in conjunction with Chinese hospitals under authority of licenses held by such hospitals. Chinese regulations prohibit foreign-owned enterprises such as Global Doctor from directly holding a license to operate a medical clinic. Recently, Chinese officials have been asserting the position that only a State-owned business is allowed to operate within a Chinese hospital’s infrastructure, and the Company is having to respond by moving the China clinics into private (as opposed to State-owned) clinic locations. This relocation effort will substantially disrupt business operations at the China clinics, and completion of such efforts will require significant capital investment in new facilities and equipment.
     While reserving its rights under the executed Share Sale Agreement, the Company has begun to negotiate the sale of the eight Global Doctor clinics in three separate transactions; the six China clinics to the purchaser under the Share Sale Agreement (or under the name of a Chinese national who may be able to obtain a stand-alone license), and the two clinics in Indonesia and Thailand to two different purchasers. Negotiations are progressing satisfactorily, but there are no assurances that any of these transactions will be consummated. To the extent that the Company is unable to sell the two Global Doctor clinics in Indonesia and Thailand, the Company may choose to continue operations there or close down the clinics. To the extent that the Company is unable to sell the six China clinics, the Company will have to decide whether to complete the relocation and funding efforts required to move operations into private clinics notwithstanding the substantial business disruption, or close down the clinics.
     The following table summarizes the financial performance of the Global Doctor clinic operations for the years ended December 31, 2005 and 2004, and the three-month period ended March 31, 2006. On a pro-forma basis, the Global Doctor China clinics represent approximately 62% of the total revenues and approximately 61% of the total pre-tax loss of the consolidated Global Doctor operations.

	Three Months Ended	Year Ended December 31,
	March 31, 2006	2005	2004
Revenues from external customers	$688,216	$3,326,480	$2,784,681
Intersegment revenues	18,978	267,829	347,843
Pre-tax loss	(145,968)	(258,641)	(597,988)
     Although Global Doctor has steadily grown its revenue, the entity has been unable to reach the break-even point in the more than three years we have owned and operated the network. We are uncertain of the entity’s ability to reach the break-even point in future years and have determined that an on-going preferred provider agreement with the Global Doctor clinics, pursuant to which we would direct our clients to the Global Doctor clinics for treatment and the applicable Global Doctor clinic would bill us on a per incident basis, would be preferable to owning clinics throughout Asia. This would enable our customers to continue to be serviced at the highest levels when traveling in Asia while decreasing the amount of management oversight and cash currently required to operate the clinics.
     If the Company is successful in selling the Global Doctor clinics under terms currently being negotiated, we expect the loss on the sale of the Global Doctor clinic operations to be approximately $200,000 to $300,000, depending on the net assets at the closing date. If the sale does not close at all, and the Company chooses to close down the clinic operations, the loss may be as great as $1,000,000. The Company’s annual report on Form 10-K noted a possible gain of $150,000 to $250,000. The change to a loss is due to the decrease in potential sale price from $1,000,000. We expect the impact on our go-forward financial statements to be a decrease to revenue of approximately $3.5 million and a decrease to pre-tax loss of approximately $0.5 million on an annual basis. However, we would expect additional revenues as provider services are utilized in our service offering to clients under the preferred provider agreement that is being entered into as part of the sale agreement.

Item 6. Exhibits and Reports on Form 8-K
     (a) Financial Statements. See pages 3-6 for a listing of the financial statements filed as a part of this quarterly report.
     (b) Exhibits. See following for a listing of the exhibits filed as a part of this quarterly report.
EXHIBIT INDEX

Exhibit	Description
10.1	Share Sale Agreement dated January 27, 2006 by and between MedAire, Inc. and Global Health Care Pty Ltd.[1]
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).[2]
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).[2]
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[2]

[1]	Filed with the Company’s Current Report on Form 8-K January 2, 2006.

[2]	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDAIRE, INC.
	By:	/s/ James A. Williams
Dated: May 15, 2006		James Allen Williams
Chief Executive Officer (principal executive officer)

	By:	/s/ Rachael A. Bertrandt
Dated: May 15, 2006		Rachael A. Bertrandt
Corporate Controller and Acting Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Share Sale Agreement dated January 27, 2006 by and between MedAire, Inc. and Global Health Care Pty Ltd.[1]
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).[2]
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).[2]
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[2]

[1]	Filed with the Company’s Current Report on Form 8-K January 2, 2006.

[2]	Filed herewith.