Form 10-Q
period 2006-06-30
MedAire, Inc.
filed 2006-08-21
CIK 1337301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: C025328-02
MEDAIRE, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0528631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 E. Rio Salado Parkway,
Suite 610,
Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2006

Common Stock, $0.001 par value per share	57,527,960 shares

MEDAIRE, INC. AND SUBSIDIARIES

MEDAIRE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	December 31,
	(unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,627,691	$1,457,010
Restricted cash	—	500,000
Accounts receivable, net of allowance for doubtful accounts and returns of $373,000 and $309,000 at June 30, 2006 and December 31, 2005, respectively	4,530,799	3,960,678
Unbilled revenue	656,160	777,017
Inventory	407,089	431,488
Held for sale — assets	407,080	1,265,752
Prepaid and other current assets	589,382	1,203,852

Total current assets	9,218,201	9,595,797

Equipment and leasehold improvements, net	1,617,986	1,767,321
Goodwill	795,466	795,466
Identifiable intangibles, net	207,953	263,356
Deposits	133,218	111,187
Long term assets	—	100,000

	$11,972,824	$12,633,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$626,849	$573,517
Accrued expenses	2,769,976	2,455,515
Held for sale — liabilities	248,381	537,432
Current maturities of capital lease obligations	7,562	7,259

Current liabilities before deferred revenue	3,652,768	3,573,723
Current portion of deferred revenue	6,732,513	5,426,121

Total current liabilities	10,385,281	8,999,844

Long-term capital lease obligations, less current portion	9,638	13,497
Deferred revenue, less current portion	848,331	910,556

Shareholders’ equity:
Common stock; voting, $0.001 par value; 100,000,000 shares authorized 57,527,960 shares issued and outstanding at June 30, 2006 and 57,453,583 shares issued and outstanding at December 31, 2005	57,528	57,454
Preferred stock; voting, $.001 per share; 10,000,000 shares authorized, none issued	—	—
Additional paid-in capital	6,678,897	6,142,442
Accumulated deficit	(5,806,221)	(3,278,267)
Accumulated other comprehensive loss	(200,630)	(212,399)

Total shareholders’ equity	729,574	2,709,230

Total liabilities and shareholders’ equity	$11,972,824	$12,633,127

The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues, net
Services	$5,155,595	$4,946,574	$10,108,776	$9,242,512
Equipment	1,599,241	1,599,995	3,265,256	2,985,039
Education	799,896	953,636	1,600,332	1,821,684

Total revenues, net	7,554,732	7,500,205	14,974,364	14,049,235

Costs of revenues
Services	3,301,391	3,402,460	6,765,461	6,134,247
Equipment	1,062,876	1,184,593	2,058,344	2,227,672
Education	471,236	492,154	1,007,154	935,250

Total costs of revenues	4,835,503	5,079,207	9,830,959	9,297,169

Gross profit	2,719,229	2,420,998	5,143,405	4,752,066

Operating expenses
Sales and marketing	1,414,759	1,197,674	2,660,658	2,362,164
General and administrative	1,877,844	1,178,475	4,070,002	2,310,370
Depreciation and amortization	175,473	248,174	350,643	494,575

Total operating expenses	3,468,076	2,624,323	7,081,303	5,167,109

Operating loss	(748,847)	(203,325)	(1,937,898)	(415,043)

Other income (expense)
Loss on sale of subsidiary (Note 2)	(500,000)	—	(500,000)	—
Write-off of long-term assets and other	(100,876)	—	(100,876)	—
Interest income	9,987	13,436	19,896	16,319
Interest expense	(4,506)	(10,817)	(9,076)	(15,032)

Total other income (expense)	(595,395)	2,618	(590,056)	1,287

Net loss before income taxes	(1,344,242)	(200,706)	(2,527,954)	(413,756)
Income tax expense (benefit)	—	—	—	—

Net loss	$(1,344,242)	$(200,706)	$(2,527,954)	$(413,756)

Net loss per common share, basic and diluted	$(0.02)	$0.00	$(0.04)	$(0.01)

Weighted average number of shares used in computation:
Basic	57,494,370	56,485,245	57,473,977	55,970,965

Diluted	57,494,370	56,485,245	57,473,977	55,970,965

The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net loss	$(1,344,242)	$(200,706)	$(2,527,954)	$(413,756)
Other comprehensive income
Currency translation adjustment	6,267	3,830	11,769	10,726

Comprehensive loss	$(1,337,975)	$(196,876)	$(2,516,185)	$(403,030)

The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,527,954)	$(413,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	350,643	494,575
Bad debt expense	56,867	33,890
Stock based employee compensation	517,935	—
Loss on sale of subsidiary	500,000	—
Write-off of long-term asset and other	113,119	631
Other changes in working capital components:	—	—
Accounts receivable	(610,972)	420,993
Unbilled revenue	120,857	526,890
Inventory	(6,055)	34,079
Income tax receivable	(2,978)	148,976
Prepaid and other current assets	609,664	223,472
Deposits	(67,517)	(66,992)
Accounts payable and accrued expenses	198,491	(95,936)
Deferred revenue	1,298,988	568,487

Net cash provided by operating activities	551,008	1,875,309

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(228,590)	(266,189)
Proceeds from sale of fixed assets	—	2,247
Restricted cash	500,000	(500,000)
Proceeds from sale of Global Doctor investment, net of cash sold	252,096	—

Net cash used in investing activities	523,506	(763,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	18,594	601,004
Payments on line of credit	—	(200,000)
Repayment of capital lease obligation	(3,556)	(68,678)

Net cash provided by financing activities	15,038	332,326

Effect of foreign currency exchange rate changes on cash and cash equivalents	11,961	(1,407)

Net increase in cash and cash equivalents	1,101,593	1,442,286
Cash and cash equivalents at beginning of period (including Global Doctor balances)	1,590,937	1,334,999

Cash and cash equivalents at end of the period (including Global Doctor balances)	2,692,530	2,777,285
Cash and cash equivalents at end of period associated with Global Doctor	(64,839)	(189,788)

Cash and cash equivalents at end of period without held for sale assets	$2,627,691	$2,587,497

	2006	2005
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the six months for interest	$9,600	$6,000
The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1. Nature of Business and Significant Accounting Policies
Basis of Presentation
     The unaudited interim financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under the Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting or normal recurring accruals) considered for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
Nature of business:
     Established in 1985, the Company provides fully integrated health and safety solutions to companies that are responsible for employees, customers and guests who are at risk as a result of living, working or traveling away from home. These solutions are comprised of three major components: 24/7/365 situation management, which includes services, such as real-time medical advice and assistance, training and education and medical resources such as medical kits. The Company is an Arizona-based corporation with both domestic and international operations and customers.
Principles of consolidation:
     All accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements for the appropriate periods. All significant inter-company transactions and accounts have been eliminated in consolidation.
     Effective December 2005, Global Resources, Inc., was formed as a wholly owned subsidiary of MedAire, Inc., for purposes of holding the Company’s mining rights sale agreements and is included in the consolidated financial statements. The mining rights were sold in 2003. Currently, Global Resources does not hold any assets or liabilities, nor is it engaged in any activity.
     In January 2003, a transaction was completed to merge with Global Doctor Limited (Global Doctor), located in Perth, Australia. Global Doctor primarily operates a network of international clinics in Asia. Since late 2005, the Company has been pursing the sale of Global Doctor. In order to sell Global Doctor by region (China, Indonesia and Thailand), an internal corporate reorganization was implemented in 2006. The sale of Global Doctor China was completed in June 2006. The Company’s consolidated financial statements as of June 30, 2006, include the wholly owned subsidiary Global Doctor Services Pty Ltd, which through its wholly owned subsidiaries, owns the two remaining medical clinics in Indonesia and Thailand. See Note 2 for further details regarding the sale of Global Doctor.
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
Long Term Assets:
     Long-term assets represented a strategic investment in an untraded company. As of December 31, 2005, the $100,000 investment was comprised of $6,000 in stock and a $94,000 note receivable. During the second quarter of 2006, this investment was written off because management determined that the investment was no longer viable.
Subsequent events:
     As discussed in Note 2, the Company sold its ownership in the Global Doctor medical clinic in Indonesia on August 3, 2006 for $161,000, which consisted of $50,000 in cash and a note for $111,000.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     Additionally, the company elected to terminate the employment agreements or arrangements with three of its executives. The Company accrued $547,000 as of June 30, 2006, for the garden leave obligations under these agreements payable bi-weekly over the next twelve months.
Net loss per common share:
     Net loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. At June 30, 2006 and 2005, common shares issuable upon exercise of the employee stock options (see Note 3), and at June 30, 2005 the effect of the convertible unsecured note payable (500,000 shares) have not been included in the computation because their inclusion would have had an antidilutive effect applicable to the net loss.
Stock Options:
     The Company has a stock-based employee compensation plan. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company had adopted the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six months ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the requirements of SFAS 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or services rendered whichever is more reliably measured. Stock compensation was not issued to non-employees, and accordingly, no compensation cost has been recognized for any non-employee stock option grants.
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
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 is $32,959 and $517,935, respectively, higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted losses per share for the three and six months ended June 30, 2006 would have been ($0.02) and ($0.03), respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted losses per share of ($0.02) and ($0.04), respectively.
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were 74,377 options exercised during the three and six months ended June 30, 2006, which resulted in $18,594 in cash proceeds, with no tax benefit received for tax deductions.
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

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1. Nature of Business and Significant Accounting Policies (continued)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net loss:
As reported	$(200,706)	$(413,756)
Adjustment for stock based employee compensation expense determined under fair value based method, net of related tax effects	(51,087)	(87,687)

Pro forma net loss	$(251,793)	$(501,443)

Loss per share basic and diluted:
As reported	$0.00	$(0.01)

Pro forma	$0.00	$(0.01)

New Accounting Pronouncements:
     In December 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 mandates retrospective application of a voluntary change in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the changes. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Note 2. Sale of Global Doctor operations
     Since late 2005, the Company has been pursuing the potential sale of its Global Doctor network of medical clinics consisting of eight western-standard medical clinics in Asia, operating under the name Global Doctor. There are six facilities in China, one in Bangkok, Thailand and one in Jakarta, Indonesia. Although the Global Doctor clinic network has steadily grown its revenue, the operations have been unable to reach the break-even point in the three years the Company owned and operated the network. The Company was uncertain as to the network’s ability to reach the break-even point in future years and, therefore, decided that selling the clinics and entering into preferred provider agreements with the new owners would be in the best interests of the Company’s clients and shareholders. During the second quarter and early part of the third quarter of 2006, the Company completed the sale of the medical clinics in China and Indonesia and is in the process of completing the sale of the Thailand clinic.
     The Company entered into a Share Sale Agreement on June 5, 2006 for the sale of six medical clinics in China for a sales price of $315,000. The sale was completed and the balance of the sales proceeds of $315,000 was received by the Company on June 23, 2006.
     The Company originally entered into a Sale and Purchase of Shares Agreement on June 14, 2006 for the sale of the medical clinic in Jakarta, Indonesia. On July 28, 2006 a new sale and purchase of shares agreement was executed which included a sales price of $161,000. The sale was completed on August 3, 2006 and the Company received $50,000 in cash and a note receivable for $111,000 due in 24 monthly installments beginning September 1, 2006, plus interest at an annual rate of 6%. The note is secured by a personal guarantee and a pledge of the shares purchased.
     The Company is in process of negotiating an agreement for the sale of the assets at the clinic in Bangkok, Thailand for $20,000. The sale is scheduled to be completed and proceeds received in late August 2006.
     As a result of the three sales, the Company recorded a pre-tax loss of $500,000 at June 30, 2006 to recognize the net assets in excess of the sales proceeds and note receivable and the estimated costs of $215,000 to wrap up all the financial affairs of the Global Doctor operations.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 2. Sale of Global Doctor operations (Continued)
     The following table summarizes the financial performance of the Global Doctor clinic operations for the three and six month period ended June 30, 2006 and 2005, respectively, and the years ended December 31, 2005 and 2004, respectively:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Year Ended December 31,
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	2005	2004
Revenues from external customers	$926,449	$845,890	$1,614,665	$1,528,376	$3,326,480	$2,784,681
Intersegment revenues	69,218	24,165	88,196	124,414	267,829	347,843
Pre-tax (loss) income	(25,806)	(198,001)	178,304	(331,281)	(258,641)	(597,988)
Note 3. Segment Reporting
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
     Financial information with respect to the reportable segments is as follows:

Three Months Ended					Global	Eliminating
June 30, 2006	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$4,229,146	$1,599,241	$799,896	$926,449	$—	$7,554,732
Intersegment revenue	—	—	—	—	69,218	(69,218)	—
Gross profit (loss)	—	1,877,425	539,041	328,660	(25,897)	—	2,719,229
Interest income	9,896	—	—	—	91	—	9,987
Interest expense	(4,506)	—	—	—	—	—	(4,506)
Depreciation and amortization	(175,473)	—	—	—	—	—	(175,473)
Pre-tax segment income (losses)	(1,318,436)	—	—	—	(25,806)	—	(1,344,242)
Segment assets	12,646,114	—	—	—	444,780	(1,118,070)	11,972,824
Expenditures for equipment & LHI	(99,003)	—	—	—	(64,154)	—	(163,157)

Six Months Ended					Global	Eliminating
June 30, 2006	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$8,494,111	$3,265,256	$1,600,332	$1,614,665	$—	$14,974,364
Intersegment revenue	—	—	—	—	88,196	(88,196)	—
Gross profit (loss)	—	3,512,504	1,209,588	593,178	(171,865)	—	5,143,405
Write-off intercompany loan	—	—	—	—	350,000	(350,000)	—
Interest income	19,727	—	—	—	169	—	19,896
Interest expense	(9,076)	—	—	—	—	—	(9,076)
Depreciation and amortization	(350,643)	—	—	—	—	—	(350,643)
Pre-tax segment income (losses)	(2,706,258)	—	—	—	178,304	—	(2,527,954)
Segment assets	12,646,114	—	—	—	444,780	(1,118,070)	11,972,824
Expenditures for equipment & LHI	(160,370)	—	—	—	(68,220)	—	(228,590)

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 3. Segment Reporting (continued)

Three Months Ended					Global	Eliminating
June 30, 2005	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$4,100,684	$1,599,995	$953,636	$845,890	$—	$7,500,205
Intersegment revenue	—	—	—	—	24,165	(24,165)	—
Gross profit (loss)	—	1,687,698	415,402	461,482	(143,584)	—	2,420,998
Interest income	13,285	—	—	—	151	—	13,436
Interest expense	(10,817)	—	—	—	—	—	(10,817)
Depreciation and amortization	(193,606)	—	—	—	(54,568)	—	(248,174)
Pre-tax segment income (losses)	(2,705)	—	—	—	(198,001)	—	(200,706)
Segment assets	13,133,222	—	—	—	1,238,584	(969,884)	13,401,922
Expenditures for equipment & LHI	(165,238)	—	—	—	(2,604)	—	(167,842)

Six Months Ended					Global	Eliminating
June 30, 2005	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$7,714,136	$2,985,039	$1,821,684	$1,528,376	$—	$14,049,235
Intersegment revenue	—	—	—	—	124,414	(124,414)	—
Gross profit (loss)	—	3,331,008	757,367	886,434	(222,743)	—	4,752,066
Interest income	16,113	—	—	—	206	—	16,319
Interest expense	(15,032)	—	—	—	—	—	(15,032)
Depreciation and amortization	(385,831)	—	—	—	(108,744)	—	(494,575)
Pre-tax segment income (losses)	(82,475)	—	—	—	(331,281)	—	(413,756)
Segment assets	13,133,222	—	—	—	1,238,584	(969,884)	13,401,922
Expenditures for equipment & LHI	(261,328)	—	—	—	(4,861)	—	(266,189)
Note 4. Stock Based Compensation
     The Company has implemented the amended and restated 1998 Key Employee Stock Option Plan (“The Plan”). The exercise price of the options, as well as the vesting period, is established by the Company’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years. The lives of the options granted are ten years. Under the Plan the total number of options permitted is 15% of issued shares up to a maximum of 20,000,000 shares. The options are exercisable for a period of 10 years and vest based upon years of service. There were 130,000 and 1,770,000 options granted during the three and six months ended June 30, 2006 and 2005, respectively. The 2005 option grants include the options granted to James E. Lara, as discussed below. The Company received $18,594 in cash proceeds for the exercise of 74,377 options in May 2006 with no tax benefit realized for tax deductions.
     On May 3, 2005 at the annual general meeting, a resolution was reached to issue James E. Lara, President and COO, 1,740,000 warrants (options) outside of the existing Employee Option Plan. Each such warrant entitles the holder to subscribe for one fully paid ordinary share in the capital of the Company at an exercise price of $0.68 each, with 100% vesting at December 31, 2007 based upon achievement of the performance condition of $5.6 million in EBITDA at that date. The final exercise date available for the warrants is December 31, 2009. The options are included in the number outstanding noted below. A subsequent board resolution in January 2006 has clarified the grant of these warrants to grant 580,000 immediately exercisable warrants, leaving a balance of 1,160,000 warrants that may be granted at a future date. This change is accounted for below as a forfeiture of the 1,160,000 warrants in the first quarter of 2006. As a result of the modification, $60,132 was booked as additional compensation expense in the first quarter of 2006. The compensation expense recorded in the first quarter of 2006 for these warrants was $232,696.
     We use the Black-Scholes option pricing model to estimate the fair value of the stock-based awards with the following weighted-average assumptions for the indicated periods.

	June 30,	June 30,
	2006	2005
Expected life of award (in years)	5	5
Expected volatility	70%	57%
Risk-free interest rate	3%	3%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$0.25	$0.31

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.
     A summary of activity under the Plan as well as warrants issued is as follows:

			Weighted-
	Weighted-		Average
	Average	Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Balance, December 31, 2004	5,809,289	$0.41
Forfeited	(885,425)	0.60
Cancelled	(300,000)	0.58
Granted	1,820,000	0.67
Exercised	(2,445,857)	0.26

Balance, December 31, 2005	3,998,007	$0.57

Forfeited	(1,160,000)	0.68
Cancelled	(600,000)	0.53
Granted	130,000	0.42
Exercised	(74,377)	0.25

Balance, June 30, 2006	2,293,630	$0.52	5.5 years	$1,199,798

Expected to vest	—	—

Exercisable at June 30, 2006	2,293,630	$0.52	5.5 years	$1,199,798

     The following table summarizes information about stock options and warrants outstanding at June 30, 2006:

	Options and Warrants Outstanding			Options and Warrants
			Weighted-	Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
$0.25	803,630	$0.25	4.1 years	803,630	$0.25
$0.39	60,000	$0.39	7.1 years	60,000	$0.39
$0.40 - $0.50	200,000	$0.44	9.0 years	200,000	$0.44
$0.51 - $0.76	980,000	$0.69	5.4 years	980,000	$0.69
$0.77 - $1.00	250,000	$0.84	7.6 years	250,000	$0.84

	2,293,630			2,293,630

Note 5. Litigation
     As previously disclosed in the Company’s Form 10-K, our two largest shareholders, BDS and Joan Sullivan Garrett entered into Letter Agreements (the “Letter Agreements”) dated December 17, 2005, which outlined mutual goals and strategies relating to the direction and control of the Company. The Letter Agreements effected a standstill with respect to all lawsuits previously pending or threatened between any of the parties and their affiliates, and ultimately resulted in mutual releases among the parties involved.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 6. Commitments
     In July 2006, the Company entered into four separate five year lease agreements to lease a new telephone system and related equipment for the Company’s headquarters in Tempe, Arizona, including the Global Response Center, the MedLink 24 hour call center and the MedSpace operations. The system and equipment is scheduled to be installed and placed into service during September 2006. The monthly lease payments will be $9,377 for a total lease commitment of $562,620 with an option to purchase the system and equipment for $1 at the end of the lease term. In accordance with Financial Accounting Standards Board SFAS 13 “Accounting for Leases” as amended, the lease will be capitalized and the lease obligation will be recognized on the Company’s balance sheet when the equipment is placed in service and the lease obligations become effective.

MEDAIRE, INC. AND SUBSIDIARIES
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
Identifiable intangibles and goodwill
     Identifiable intangibles and goodwill were recorded upon the initial acquisitions of Global Doctor and Medical Advisory Services. Goodwill represents the excess of the purchase price over the fair market value of the identifiable assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) prescribes a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate the assets might be impaired. There were indicators of impairment in the year ended December 31, 2005, however, no impairment existed for that period, for either long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) or goodwill under FAS 142. The reporting units are each evaluated as a whole for goodwill impairment testing. The estimated fair values of our reporting units at each testing period exceed the future cash flows of those units.
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

MEDAIRE, INC. AND SUBSIDIARIES
Results of Operations
     The following table sets forth the historical revenue mix of the Company expressed as a percentage of total revenues as well as the costs of revenues expressed as a percentage of their respective revenue types for each period. We believe that the period-to-period comparisons of our operating results may not be indicative of results for any future period.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues, net
Service	68%	66%	67%	66%
Equipment	21%	21%	22%	21%
Education	11%	13%	11%	13%

Total revenues, net	100%	100%	100%	100%
Costs of revenues
Service	64%	69%	67%	66%
Equipment	66%	74%	63%	75%
Education	59%	52%	63%	51%

Total costs of revenues	64%	68%	66%	66%
Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
Revenues
     Revenues in the three months ended June 30, 2006 were $7.6 million compared to $7.5 million in the three months ended June 30, 2005, an increase of $0.1 million or 1%. We have begun the process of reviewing our client contracts and increasing prices as the initial contract periods or renewal periods expire. However, the increases in revenue in the second quarter and year-to-date are primarily driven by volume.
     Service Revenues. Our service revenues increased to $5.2 million in the three months ended June 30, 2006 from $4.9 million in the three months ended June 30, 2005, an increase of 6%. The increase in service revenues was related to an increase of $0.1 million in GlobaLifeline services and a $0.1 million increase in MedLink services. Revenue from GlobaLifeline services includes membership and access fees, patient consultations, evacuations, security services and web based information services. The increase in GlobaLifeline services was primarily driven by an increased demand for medical evacuations and consultations. The increase in MedLink services was primarily driven by an increase in business aviation customers in the U.S. and Europe and to a lesser extent, an increase in maritime customers as well as increased billings to our existing commercial aviation and business aviation customers. Service revenues represented 68% and 66% of our total revenues for the three months ended June 30, 2006 and 2005, respectively.
     Equipment Revenues. Our equipment revenues were essentially the same at $1.6 million in the three months ended June 30, 2006 and the three months ended June 30, 2005. Equipment revenues represented 21% of total revenues for the three months ended June 30, 2006 and 2005, respectively.
     Education Revenues. Our education revenues decreased to $0.8 million in the three months ended June 30, 2006 from $1.0 million in the three months ended June 30, 2005, a decrease of 20%. The decrease in education revenues primarily relates to the positive effect that a late 2004 call campaign had on enrollment numbers in the three months ended June 30, 2005, that was not repeated, as well as federal training in the three months ended June 30, 2005 for a federal grant that included some training, but ended in December 2005. Education revenues represented 11% and 13% of total revenues for the three months ended June 30, 2006 and 2005, respectively.
Cost of Revenues
     Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical and security services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues decreased to $3.3 million in the three months ended June 30, 2006 from $3.4 million in the three months ended June 30, 2005, a decrease of 3%, representing 64% and 69% as a percentage of service revenues in the respective periods. The absolute dollar decrease was primarily attributable to a decrease in provider-related costs associated with medical

MEDAIRE, INC. AND SUBSIDIARIES
services related to the MedLink calls. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix and the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow and we continue to make operational efficiency improvements in service delivery.
     Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies, as well as personnel costs to assemble the kits. Cost of equipment revenues decreased $0.1 million from $1.1 million in the three months ended June 30, 2006 as compared to $1.2 million in the three months ended June 30, 2005, representing 66% and 74% as a percentage of equipment revenues in the respective periods. The absolute dollar decrease of 10% was primarily attributable to better cost control, a return process for items outside our acceptable date range for usage in accordance with our contracted customer requirement, and improved operational efficiency. We anticipate that as we work to grow medical kit revenues we will retain the economies of scale resulting in a similar margin.
     Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues were essentially the same at $0.5 million in the three months ended June 30, 2006, and the three months ended June 30, 2005. These costs represent 59% and 52% as a percentage of education revenues in the respective periods. The deterioration in margin relates to direct costs related to higher instructor costs as we brought our instructors on as associates from contractors during the first half of 2006. We do not expect to continue to see deteriorations in the margins associated with education revenue as we are working to achieve economies of scale and plan to invest in curriculum development in future periods.
Operating Expenses
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses increased $0.2 million in the three months ended June 30, 2006 to $1.4 million when compared to the same period last year. The increase of 17% primarily reflected the addition of sales force during the early part of 2006 to increase the level of customer care and service which was a major factor in the revenue growth the Company experienced during the first half of 2006. We anticipate sales and marketing expense as a percentage of revenues to increase slightly in future periods as we make investments in market research and business development within our core markets that will be expected to drive future revenue growth.
     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased to $1.9 million in the three months ended June 30, 2006, from $1.2 million in the three months ended June 30, 2005, an increase of 58%. The increase is almost entirely attributable to the $0.6 million expense accrual of garden leave obligations for three executive employees in accordance with their employment or termination agreement. General and administrative expenses represented 25% and 16% of our total revenues for the three months ended June 30, 2006 and 2005, respectively. We anticipate general and administrative expenses will be lower overall although there will be some additional expenses as we move to become compliant with the Commission’s rules and regulations, including those imposed in accordance with the Sarbanes-Oxley Act of 2002.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization decreased to $175,000 in the three months ended June 30, 2006, compared to $248,000 in the three months ended June 30, 2005 primarily due to the Global Doctor assets that are held for sale during the three months ended June 30, 2006, and therefore are not being further depreciated or amortized.
Other Income and Expenses
     Loss on Sale of Subsidiary and Write-off of Long-term Asset. The loss on sale of subsidiary and write-off of long-term asset during the three months ended June 30, 2006, primarily represents the estimated loss of $500,000 on the sale of the eight Global Doctor medical clinics as previously disclosed and a $100,000 write-off of an investment made in a Chinese hospital construction project during 2004. Management determined during the second quarter 2006 that the construction of this project was no longer viable after discussions and correspondence with the project managers.

MEDAIRE, INC. AND SUBSIDIARIES
     Interest Income. Interest income decreased to $10,000 in the three months ended June 30, 2006, from $13,000 in the three months ended June 30, 2005, primarily due to a lower cash balance during the three months ended June 30, 2006.
     Interest Expense. Interest expense was lower at $5,000 in the three months ended June 30, 2006, and $11,000 in the three months ended June 30, 2005 due to the continual pay down of the capital lease obligations.
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Revenues
     Revenues in the six months ended June 30, 2006 were $15.0 million compared to $14.0 million in the six months ended June 30, 2005, an increase of $1.0 million or 7%. No one customer accounted for more than 10% of our revenues in the six months ended June 30, 2006 or 2005. We have begun the process of reviewing our client contracts and increasing prices as the initial contract periods or renewal periods expire. However, the increases in revenue in the second quarter and year-to-date are primarily driven by volume.
     Service Revenues. Our service revenues increased to $10.1 million in the six months ended June 30, 2006 from $9.2 million in the six months ended June 30, 2005, an increase of 10%. The increase in service revenues was primarily related to an increase of $0.5 million in GlobaLifeline services and a $0.3 million increase in MedLink services. Revenue from GlobaLifeline services includes membership and access fees, patient consultations, evacuations, security services and web based information services. The increase in GlobaLifeline services was primarily driven by an increased demand for medical evacuations and consultations. The increase in MedLink services was primarily driven by an increase in business aviation customers in the U.S. and Europe and to a lesser extent, an increase in maritime customers as well as increased billings to our existing commercial aviation and business aviation customers. Service revenues represented 67% and 66% of our total revenues for the six months ended June 30, 2006 and 2005, respectively.
     Equipment Revenues. Our equipment revenues increased to $3.3 million in the six months ended June 30, 2006 from $3.0 million in the six months ended June 30, 2005, an increase of 10%. The increase in equipment revenues, principally representing medical kits and kit repairs, was primarily the result of increased demand in all markets the Company serves. Equipment revenues represented 22% and 21% of total revenues for the six months ended June 30, 2006 and 2005, respectively.
     Education Revenues. Our education revenues decreased to $1.6 million in the six months ended June 30, 2006 from $1.8 million in the six months ended June 30, 2005, a decrease of 11%. The decrease in education revenues primarily relates to the positive effect that a late 2004 call campaign had on enrollment numbers in the six months ended June 30, 2005, that was not repeated, as well as federal training in the six months ended June 30, 2005 for a federal grant that included some training, but ended in December 2005. Education revenues represented 11% and 13% of total revenues for the six months ended June 30, 2006 and 2005, respectively.
Cost of Revenues
     Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical and security services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues increased to $6.8 million in the six months ended June 30, 2006 from $6.1 million in the six months ended June 30, 2005, an increase of 11%, representing 67% and 66% as a percentage of service revenues in the respective periods. The absolute dollar increase was primarily attributable to the increase in provider-related costs associated with medical services related to the MedLink calls. The increase in these costs that are passed through to our clients resulted in the decreased overall service margin as well as the Global Doctor clinics’ continued losses during the six months ended June 30, 2006. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix and the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow and we continue to make operational efficiency improvements in service delivery.
     Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies, as well as personnel costs to assemble the kits. Cost of equipment revenues decreased to $2.1 million in the six months ended June 30, 2006 from $2.2 million in the six month period ended June 30, 2005 as decrease of 5%. The cost of equipment revenues represent 63% and 75% as a percentage of equipment revenues in the respective periods. The dollar decrease of 5% was primarily attributable to better cost control, a return process for items outside our acceptable date range for usage in accordance with our contracted

MEDAIRE, INC. AND SUBSIDIARIES
customer requirement, and improved operational efficiency. We anticipate as we work to grow medical kit revenues that we will retain the economies of scale resulting in a similar margin.
     Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues increased to $1.0 million in the six months ended June 30, 2006, from $0.9 million in the six months ended June 30, 2005, an increase of 11%, representing 63% and 51% as a percentage of education revenues in the respective periods. The deterioration in margin relates to direct costs related to higher instructor costs as we brought our instructors on as associates from contractors in the six months ended June 30, 2006. We do not expect to continue to see large deteriorations in the margins associated with education revenue as we are working to achieve economies of scale and plan to invest in curriculum development in future periods.
Operating Expenses
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses increased to $2.7 million in the six months ended June 30, 2006 from $2.4 million in the six months ended June 30, 2005, an increase of 13%. The increase primarily reflected the addition of sales force and related expenses during the early part of 2006 to increase the level of customer care and service which was a major factor in the revenue growth the Company experienced during the first half of 2006. We anticipate sales and marketing expense as a percentage of revenues to increase slightly in future periods as we make investments in market research and business development within our core markets that will be expected to drive future revenue growth.
     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased to $4.1 million in the six months ended June 30, 2006, from $2.3 million in the six months ended June 30, 2005, an increase of 78%. The increase is related to several different factors: approximately $0.2 million of legal, accounting and increased staffing expenses incurred in the filing of our Registration Statement on Form 10 with the Securities and Exchange Commission, increased legal fees for shareholder actions of approximately $0.3 million, $0.5 million related to adoption of the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method where compensation cost is recognized as options vest and a $0.6 million expense accrual of garden leave obligations for three executive employees in accordance with their employment or termination agreement. Due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested and were expensed in the six months ended June 30, 2006. General and administrative expenses represented 27% and 16% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. We anticipate general and administrative expenses will be lower although there will be additional expenses as we move to become compliant with the Commission’s rules and regulations, including those imposed in accordance with the Sarbanes-Oxley Act of 2002.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization decreased to $351,000 in the six months ended June 30, 2006, compared to $495,000 in the six months ended June 30, 2005 primarily due to the Global Doctor assets that are held for sale during the six months ended June 30, 2006, and therefore are not being further depreciated or amortized.
Other Income and Expenses
     Loss on Sale of Subsidiary and Write-off of Long-term Asset. The loss on sale of subsidiary and write-off of long-term asset during the six months ended June 30, 2006, primarily represents the estimated loss of $500,000 on the sale of the eight Global Doctor medical clinics as previously disclosed and a $100,000 write-off of an investment made in a Chinese hospital construction project during 2004. Management determined during the second quarter 2006 that the construction of this project was no longer viable after discussions and correspondence with the project managers.
     Interest Income. Interest income increased to $20,000 in the six months ended June 30, 2006, from $16,000 in the six months ended June 30, 2005, primarily due to a higher cash balance during the six months ended June 30, 2006.
     Interest Expense. Interest expense was lower at $9,000 in the six months ended June 30, 2006, as compared to $15,000 in the six months ended June 30, 2005 due to the expiration of the $1 million credit facility with Desert Hills Bank in May 2006.

MEDAIRE, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
     As of June 30, 2006, we had unrestricted cash and cash equivalents of $2.6 million, an increase of $1.1 million from December 31, 2005. Our working capital, excluding the current portion of deferred revenues at June 30, 2006 was $5.6 million, compared to $6.0 million at December 31, 2005.
     As of June 30, 2006, we had no credit facility in place to fund any working capital requirements. The $1 million credit facility with Desert Hills Bank for working capital purposes expired in May 2006.
     We believe that our existing cash and cash equivalents combined with our operating results will be sufficient to meet our anticipated cash needs for working capital and limited capital expenditures over the next three months. Any significant capital expenditures that may be considered will be done in conjunction with a related lease consideration.
     Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support business development efforts and expansion of sales and marketing, the timing of introductions of new products and services and the exploration of new markets. In the near term (over the next one to three months), the Company is planning to strengthen its information technology infrastructure, including a new telecommunications system to serve our Global Response Center and MedLink call center operations, new hardware, design and implementation of new application systems and additions to the full time information technology staff. Some of the costs of this program will be capitalized, while others will be expensed. As a result, we may be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the debt would have rights, preferences and privileges senior to holders of common stock and the terms of the debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of our planned business development and sales and marketing efforts, which would materially adversely affect our business, financial condition and operating results.
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

MEDAIRE, INC. AND SUBSIDIARIES
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of June 30, 2006. As part of our evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in our internal controls over financial reporting continue to exist. Although we have devoted significant time and resources toward remediating our reported material weakness and made progress in that regard, our management has concluded that the control deficiency relating to the reported material weakness had not been effectively remediated as of June 30, 2006 and, therefore, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report were not properly designed and were not functioning effectively to provide reasonable assurance that (i) the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
(b) Change in Internal Control over Financial Reporting
     Except as noted above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Item 1A – “Risk Factors” in Part II of this report.

MEDAIRE, INC. AND SUBSIDIARIES
Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Risk Factors included in our Annual Report on Form 10-K have not materially changed other than as set forth below. The first two risk factors below have been revised. The last two risk factors below have not been revised, but are being restated here to facilitate the cross-reference made at the end of Item 4 – “Controls and Procedures” in Part I of this report.
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
We have intangible assets and goodwill, whose values may become impaired.
     Goodwill represents 7 % of our assets. Goodwill was approximately $796,000 as of June 30, 2006. If we make any new acquisitions it is likely that we will record additional goodwill on our books. We periodically evaluate our goodwill to determine whether all or a portion of its carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.
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

MEDAIRE, INC. AND SUBSIDIARIES
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of equity securities or use of proceeds during the first or second quarter of 2006.
Item 3. Defaults Upon Senior Securities
     There were no defaults upon senior securities during the first or second quarter of 2006.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 26, 2006, in Melbourne, Australia.

(b)	Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to Management’s nominees as listed in the proxy statement and all of such nominees were elected.

(c)	At the Meeting, the Company’s shareholders voted upon the election of six directors (three Class II Directors and three Class III Directors) of the Company. Management’s nominees were Messrs. Gregory J. Bell, John Gilbert McCormack, Neil Warren Hickson, John Jessup and James Allen Williams and Ms. Sandra Wilkenfeld Wadsworth. There were no other nominees. The following are the respective numbers of votes cast “for” and “withheld” with respect to each nominee.

				To Stand Until
				Annual General
Name of Nominee	Class	Votes Cast For	Votes Withheld	Meeting
Gregory J. Bell	II	44,043,197	1,699,193	2008
John Gilbert McCormack	II	44,043,197	1,699,193	2008
Sandra Wilkenfeld Wadsworth	II	44,043,197	1,699,193	2008
Neil Warren Hickson	III	44,043,197	1,699,193	2009
John Jessup	III	44,043,197	1,699,193	2009
James Allen Williams	III	44,043,197	1,699,193	2009

MEDAIRE, INC. AND SUBSIDIARIES
(d)	At the Meeting, the Company’s shareholders voted to approve an increase of $107,000 in the maximum aggregate amount payable to non-executive directors to $152,000 per annum. The following are the respective number of votes cast “for”, “against” and “abstaining”:

Votes for:	11,674,329
Votes against:	1,707,547
Votes abstaining:	1,835,232
(e)	At the Meeting, the Company’s shareholders voted to approve grants of stock options to non-executive directors. Each of Terry Giles and Dr. Roy Herberger were granted an immediately vested 10-year option to purchase 50,000 shares of the Company’s common stock at an exercise price per share equal to $0.42 for services provided through February 28, 2006. Each other non-executive director was granted an immediately vested 10-year option to purchase 10,000 shares of the Company’s common stock at an exercise price per share equal to $0.42. Each of Gregory J. Bell, Neil Warren Hickson, John Jessup and Sandra Wilkenfeld Wadsworth agreed to waive his or her equity-based compensation described above for this year and next. The following are the respective number of votes cast “for”, “against” and “abstaining”:

Votes for:	11,546,644
Votes against:	1,707,547
Votes abstaining:	32,360,514
Item 5. Other Information
     Since late 2005, the Company has been pursuing the potential sale of its Global Doctor network of medical clinics consisting of eight western-standard medical clinics in Asia, operating under the name Global Doctor. There are six facilities in China, one in Bangkok, Thailand and one in Jakarta, Indonesia. Although the Global Doctor clinic network has steadily grown its revenue, the operations have been unable to reach the break-even point in the three years the Company owned and operated the network. The Company was uncertain as to the network’s ability to reach the break-even point in future years and, therefore, decided that selling the clinics and entering into preferred provider agreements with the new owners would be in the best interests of the Company’s clients and shareholders. During the second quarter and early part of the third quarter of 2006, the Company completed the sale of the medical clinics in China and Indonesia and is in the process of completing the sale of the Thailand clinic.
     The Company entered into a Share Sale Agreement on June 5, 2006 for the sale of six medical clinics in China for a sales price of $315,000. The sale was completed and the balance of the sales proceeds of $315,000 was received by the Company on June 23, 2006.
     The Company originally entered into a Sale and Purchase of Shares Agreement on June 14, 2006 for the sale of the medical clinic in Jakarta, Indonesia. On July 28, 2006 a new sale and purchase of shares agreement was executed which included a sales price of $161,000. The sale was completed on August 3, 2006 and the Company received $50,000 in cash and a note receivable for $111,000 due in 24 monthly installments beginning September 1, 2006, plus interest at an annual rate of 6%. The note is secured by a personal guarantee and a pledge of the shares purchased.
     The Company is in process of negotiating an agreement for the sale of the one clinic in Bangkok, Thailand for $20,000. The sale is scheduled to be completed and proceeds received in late August 2006.
     As a result of the three sales the Company recorded a pre-tax loss of $500,000 at June 30, 2006 to recognize the net assets in excess of the sales proceeds and note receivable and the estimated costs to wrap up all the financial affairs of the Global Doctor operations.
     The following table summarizes the financial performance of the Global Doctor clinic operations for the three and six month periods ended June 30, 2006, and 2005, respectively, and the years ended December 31, 2005 and 2004, respectively:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Year Ended December 31,
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	2005	2004
Revenues from external customers	$926,449	$845,890	$1,614,665	$1,528,376	$3,326,480	$2,784,681
Intersegment revenues	69,218	24,165	88,196	124,414	267,829	347,843
Pre-tax (loss) income	(25,806)	(198,001)	178,304	(331,281)	(258,641)	(597,988)

MEDAIRE, INC. AND SUBSIDIARIES
Item 6. Exhibits
EXHIBIT INDEX

Exhibit	Description
10.1	Share Sale Agreement dated January 27, 2006 by and between MedAire, Inc. and Global Health Care Pty Ltd. [1]

10.2	Share Sale Agreement (China) dated June 1, 2006 by and between MedAire, Inc. and David Wai Ming Wong.[2]

10.3	Sale and Purchase of Shares Agreement dated June 9, 2006 between PT Medika Jasa Utama and Major Rich Limited.[3]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [4]

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [4]

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [4]

[1]	Filed with the Company’s Current Report on Form 8-K January 2, 2006.

[2]	Filed with the Company’s Current Report on Form 8-K June 5, 2006.

[3]	Filed with the Company’s Current Report on Form 8-K June 14, 2006.

[4]	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDAIRE, INC.
	By:	/s/ James A. Williams
Dated: August 21, 2006		James Allen Williams
Chief Executive Officer (principal executive officer)

	By:	/s/ Roger D. Sandeen
Dated: August 21, 2006		Roger D. Sandeen
Chief Financial Officer and Acting Corporate Controller (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Share Sale Agreement dated January 27, 2006 by and between MedAire, Inc. and Global Health Care Pty Ltd. [1]

10.2	Share Sale Agreement (China) dated June 1, 2006 by and between MedAire, Inc. and David Wai Ming Wong.[2]

10.3	Sale and Purchase of Shares Agreement dated June 9, 2006 between PT Medika Jasa Utama and Major Rich Limited.[3]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [4]

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [4]

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [4]

[1]	Filed with the Company’s Current Report on Form 8-K January 2, 2006.

[2]	Filed with the Company’s Current Report on Form 8-K June 5, 2006.

[3]	Filed with the Company’s Current Report on Form 8-K June 14, 2006.

[4]	Filed herewith.