Form 10-Q
period 2006-09-30
MedAire, Inc.
filed 2006-11-14
CIK 1337301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: C025328-02
MEDAIRE, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0528631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 E. Rio Salado Parkway, Suite 610, Tempe, Arizona (Address of principal executive offices)	85281 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2006

Common Stock, $0.001 par value per share	57,527,960 shares

MEDAIRE, INC. AND SUBSIDIARIES

MEDAIRE, INC. AND SUBSIDIARIES
PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	December 31,
	(unaudited)	2005
ASSETS

Current assets:
Cash and cash equivalents	$2,585,478	$1,457,010
Restricted cash	—	500,000
Accounts receivable, net of allowance for doubtful accounts and returns of $401,000 and $309,000 at September 30, 2006 and December 31, 2005, respectively	5,550,840	3,960,678
Unbilled revenue	670,529	777,017
Inventory	353,668	431,488
Held for sale – assets (Note 2)	—	1,265,752
Notes Receivable – Short term	54,109	—
Prepaid and other current assets	493,023	1,203,852

Total current assets	9,707,647	9,595,797
Equipment and leasehold improvements, net	1,668,757	1,767,321
Goodwill	795,466	795,466
Identifiable intangibles, net	186,506	263,356
Deposits	136,721	111,187
Notes Receivable – Long term	52,527	—
Long term assets	—	100,000

	$12,547,624	$12,633,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$705,225	$573,517
Accrued expenses	3,012,938	2,455,515
Held for sale – liabilities	—	537,432
Current maturities of capital lease obligations	52,437	7,259

Current liabilities before deferred revenue	3,770,600	3,573,723
Current portion of deferred revenue	6,627,051	5,426,121

Total current liabilities	10,397,651	8,999,844

Long-term capital lease obligations, less current portion	232,138	13,497
Deferred revenue, less current portion	845,267	910,556

Shareholders’ equity:
Common stock; voting, $0.001 par value; 100,000,000 shares authorized 57,527,960 shares issued and outstanding at September 30, 2006 and 57,453,583 shares issued and outstanding at December 31, 2005	57,528	57,454
Preferred stock; voting, $.001 per share; 10,000,000 shares authorized, none issued	—	—
Additional paid-in capital	6,678,897	6,142,442
Accumulated deficit	(5,676,919)	(3,278,267)
Accumulated other comprehensive income (loss)	13,062	(212,399)

Total shareholders’ equity	1,072,568	2,709,230

Total liabilities and shareholders’ equity	$12,547,624	$12,633,127

The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2006	2005	2006	2005
Revenues, net
Services	$5,127,909	$4,746,973	$15,236,685	$13,989,485
Equipment	1,759,556	1,644,909	5,024,812	4,629,948
Education	838,843	748,948	2,439,175	2,570,632

Total revenues, net	7,726,308	7,140,830	22,700,672	21,190,065

Costs of revenues
Services	2,967,541	2,974,912	9,733,002	9,109,159
Equipment	992,268	1,063,829	3,050,612	3,291,501
Education	384,324	437,336	1,391,478	1,372,586

Total costs of revenues	4,344,133	4,476,077	14,175,092	13,773,246

Gross profit	3,382,175	2,664,753	8,525,580	7,416,819

Operating expenses
Sales and marketing	1,398,721	1,085,611	4,059,379	3,447,775
General and administrative	1,464,784	1,416,126	5,534,786	3,726,496
Depreciation and amortization	169,845	234,988	520,488	729,563

Total operating expenses	3,033,350	2,736,725	10,114,653	7,903,834

Operating income (loss)	348,825	(71,972)	(1,589,073)	(487,015)

Other income (expense)
Loss on sale of subsidiary (Note 2)	(231,957)	—	(731,957)	—
Write-off of long-term assets and other	—	—	(100,876)	—
Interest income	18,414	15,481	38,310	31,800
Interest expense	(5,980)	(2,136)	(15,056)	(17,168)

Total other income (expense)	(219,523)	13,345	(809,579)	14,632

Net income (loss) before income taxes	129,302	(58,627)	(2,398,652)	(472,383)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$129,302	$(58,627)	$(2,398,652)	$(472,383)

Net income (loss) per common share, basic	$0.00	$(0.00)	$(0.04)	$(0.01)

Net income (loss) per common share, diluted	$0.00	$(0.00)	$(0.04)	$(0.01)

Weighted average number of shares used in computation:
Basic	57,527,960	57,401,138	57,491,971	56,452,736

Diluted	57,845,868	57,401,138	57,491,971	56,452,736

The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net income (loss)	$129,302	$(58,627)	$(2,398,652)	$(472,383)
Other comprehensive income (loss):
Accumulated translation adjustment on Global Doctor	217,328	—	217,328	—
Currency translation adjustment	(3,636)	(5,311)	8,133	5,415

Comprehensive income (loss)	$342,994	$(63,938)	$(2,173,191)	$(466,968)

The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,398,652)	$(472,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	520,488	729,563
Bad debt expense	91,332	51,890
Stock based employee compensation	517,935	—
Loss on sale of subsidiary	731,957	—
Write-off of long-term asset and other	152,173	631
Write-off of fixed assets not yet placed in service	83,475	—
Other changes in working capital components:
Accounts receivable	(1,503,826)	806,115
Unbilled revenue	106,488	485,464
Inventory	66,658	8,286
Income tax receivable	(14,280)	148,976
Prepaid and other current assets	594,963	137,125
Deposits	(57,781)	(69,322)
Accounts payable and accrued expenses	464,099	(336,065)
Deferred revenue	1,192,368	242,187

Net cash provided by operating activities	547,397	1,732,467

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(276,174)	(341,337)
Restricted cash	500,000	(500,000)
Proceeds from sale of fixed assets	—	2,247
Note receivable from sale of Global Doctor	(111,000)	—
Proceeds from repayment of note receivable	4,364	—
Proceeds from sale of Global Doctor investment, net of cash sold	312,716	—

Net cash provided by (used in) investing activities	429,906	(839,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	18,594	643,665
Payments on line of credit	—	(200,000)
Repayment of debt	—	(384,548)

Repayment of capital lease obligation	(8,920)	(70,368)

Net cash provided by (used in) financing activities	9,674	(11,251)
Effect of foreign currency exchange rate changes on cash and cash equivalents	7,564	(6,777)

Net increase in cash and cash equivalents	994,541	875,349
Cash and cash equivalents at beginning of period (including Global Doctor balances)	1,590,937	1,334,999

Cash and cash equivalents at end of the period (including Global Doctor balances)	2,585,478	2,210,348
Cash and cash equivalents at end of period associated with Global Doctor	—	(272,533)

Cash and cash equivalents at end of period without held for sale assets	$2,585,478	1,937,815

	2006	2005

SUPPLEMENTAL CASH FLOW DISCLOSURES
Capital lease obligation	$272,739	—
Cash paid for interest	$15,056	$8,000
The accompanying notes and the notes incorporated by reference to the 2005 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1. Nature of Business and Significant Accounting Policies
Basis of Presentation
     The unaudited interim financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under the Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
     Certain reclassifications have been made to previously reported figures to conform to the current year presentation.
Nature of business:
     Established in 1985, the Company provides fully integrated health solutions to companies that are responsible for employees, customers and guests who are at risk as a result of living, working or traveling away from home. These solutions are comprised of three major components: 24/7/365 situation management, which includes services, such as real-time medical advice and assistance, training and education and medical resources such as medical kits. The Company is an Arizona-based corporation with both domestic and international operations and customers.
Principles of consolidation:
     All accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements for the appropriate periods. All significant inter-company transactions and accounts have been eliminated in consolidation.
     Effective December 2005, Global Resources, Inc. was formed as a wholly owned subsidiary of MedAire, Inc., for purposes of holding the Company’s mining rights sale agreements for mining rights previously sold and is included in the consolidated financial statements. Currently, Global Resources does not hold any assets or liabilities, nor is it engaged in any activity.
     In January 2003, a transaction was completed to merge with Global Doctor Limited (Global Doctor), located in Perth, Australia. Global Doctor primarily operates a network of international clinics in Asia. Since late 2005, the Company has been pursuing the sale of Global Doctor. In order to sell Global Doctor by region (China, Indonesia and Thailand), an internal corporate reorganization was implemented in 2006. The sale of the Global Doctor clinics was completed during the third quarter of 2006. The Company’s consolidated financial statements as of September 30, 2006, include the wholly owned subsidiary Global Doctor Services Pty Ltd. See Note 2 for further details regarding the sale of Global Doctor.
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
Expression of currency:
     All amounts are shown in U.S. dollars, unless otherwise noted.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Long Term Assets:
     Long-term assets represented a strategic investment in an untraded company. The $100,000 investment at December 31, 2005 was comprised of $6,000 in stock and a $94,000 note receivable. This investment was written off during the second quarter of 2006 because management determined that the investment was no longer viable.
Net income (loss) per common share:
     Net income (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 1,430,000 and 4,343,007 shares of common stock, for the three months ended September 2006 and 2005, respectively, were excluded from the computation of net income per share because their effects would be antidilutive. Options and warrants to purchase 2,293,630 and 4,343,007 shares of common stock, for the nine months ended September 2006 and 2005, respectively, were excluded from the computation of net income per share because their effects would be antidilutive.
     A reconciliation of the basic and diluted weighted-average number of shares is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Basic weighted-average number of shares	57,527,960	57,401,138	57,491,971	56,452,736
Weighted-average common shares issuable upon exercise of employee stock options	317,908	—	—	—

Diluted weighted-average number of shares	57,845,868	57,401,138	57,491,971	56,452,736

Stock Options:
     The Company has a stock-based employee compensation plan. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company had adopted the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended September 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the requirements of SFAS 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or services rendered whichever is more reliably measured. During the three and nine months ended September 30, 2006, the Company issued 0 and 130,000 options, respectively, at an exercise price of $0.42 to its non-employee board of directors and recognized the related compensation expense of $0 and $32,959, respectively. Due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested, and the Company recognized $252,280 of compensation expense in the first quarter of 2006. Additionally, due to the board resolution in January 2006 regarding options granted to James E. Lara, President and COO, the Company recorded compensation expense in the first quarter of 2006 totalling $232,696. See further discussion in Note 4.
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
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 is $0 and $517,935, higher respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted income per share for the three months ended September 30, 2006 would have been $0.00 per share if the Company had not adopted SFAS 123(R), compared to $0.00 which was reported for the period. Basic and diluted losses per share for the nine months ended September 30, 2006 would have been ($0.03) if the Company had not adopted SFAS 123(R), compared to reported basic and diluted losses per share of ($0.04).

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were 74,377 options exercised during the nine months ended September 30, 2006, which resulted in $18,594 in cash proceeds, with no tax benefit received for tax deductions.
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss:
As reported	$(58,627)	$(472,383)
Adjustment for stock based employee compensation expense determined under fair value based method, net of related tax effects	15,704	(71,983)
Pro forma net income (loss)	$(42,923)	$(544,366)

Loss per share basic and diluted:
As reported	$(0.00)	$(0.01)

Pro forma	$(0.00)	$(0.01)

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
Note 2. Sale of Global Doctor operations
     Since late 2005, the Company pursued the potential sale of its Global Doctor network of medical clinics consisting of eight western-standard medical clinics in Asia, operating under the name Global Doctor. There are six facilities in China, one in Bangkok, Thailand and one in Jakarta, Indonesia. Although the Global Doctor clinic network had steadily grown its revenue, the operations were unable to reach the break-even point in the three years the Company owned and operated the network. The Company was uncertain as to the network’s ability to reach the break-even point in future years and, therefore, decided that selling the clinics and entering into preferred provider agreements with the new owners would be in the best interests of the Company’s clients and shareholders. During the second quarter and early part of the third quarter of 2006, the Company completed the sale of the medical clinics as discussed below. At September 30, 2006, a small amount of receivables and liabilities remain which relate to the disposal of the clinics and final wrap up of the financial affairs of the Global Doctor subsidiary.
     The Company entered into a Share Sale Agreement on June 5, 2006 for the sale of six medical clinics in China for a sales price of $315,000. The sale was completed and the balance of the sales proceeds of $315,000 was received by the Company on June 23, 2006.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     The Company entered into a Sale and Purchase of Shares Agreement on June 14, 2006 for the sale of the medical clinic in Jakarta, Indonesia. On July 28, 2006 a new sale and purchase of shares agreement was executed which included a sales price of $161,000. The sale was completed on August 3, 2006 and the Company received $50,000 in cash and a note receivable for $111,000 due in 24 monthly installments beginning September 1, 2006, plus interest at an annual rate of 6%. The note is secured by a personal guarantee and a pledge of the shares purchased.
     The Company entered into an agreement for the sale of the assets at the clinic in Bangkok, Thailand for $20,000. The sale was completed August 31, 2006, and proceeds were received in September 2006.
     As a result of the three sales, the Company recorded total pre-tax losses of $231,957 and $731,957 for the three and nine months ended September 30, 2006, respectively, to recognize the net assets and cumulative foreign currency translation losses in excess of the sales proceeds and note receivable and estimated costs to wrap up all the financial affairs of the Global Doctor operations.
     The loss on sale of subsidiary in the consolidated statement of operations included accrued expenses of approximately $13,000 and $229,000 during the three and nine months ended September 30, 2006, respectively, for the estimated costs to exit the Global Doctor operations. The remaining liability at September 30, 2006 of $126,000 is expected to be paid during the fourth quarter of 2006, or early in the first quarter of 2007. The adjustments during the quarter ended September 30, 2006 related to wrap up costs in excess of the accrual at June 30, 2006.
     In accordance with FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” a summary of the liability and charges for the estimated costs to exit the Global Doctor operations are as follows:

	Workforce	Other
	Reduction	Exit Costs	Total

Liability as of December 31, 2005	$—	$—	$—
Accrued expenses to the loss on sale of subsidiary	158,686	56,575	215,261

Liability as of June 30, 2006	158,686	56,575	215,261
Payments	(141,126)	(3,868)	(144,994)
Accrued expenses recorded in general and administrative expense	—	42,000	42,000
Adjustments to the loss on sale of subsidiary	(61)	13,419	13,358

Remaining liability as of September 30, 2006	$17,499	$108,126	$125,625

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2006	2005	2006	2005	2005	2004
Revenues from external customers	$113,856	$967,160	$1,728,521	$2,495,536	$3,326,480	$2,784,681
Intersegment revenues	24,783	52,218	112,979	176,632	267,829	347,843
Pre-tax loss	(501,349)	(99,117)	(323,045)	(430,398)	(258,641)	(597,988)

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 3. Segment Reporting
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
     There are four reportable segments: Service, Equipment, Education and Global Doctor. The Service, Equipment and Education segments provide medical advice, equipment and training to subscribers. Amounts for MedAire, Inc. and MedAire Ltd are included in these 3 segments. Global Doctor provides primary medical care in several Asian countries.
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
     Financial information with respect to the reportable segments is as follows:

Three Months Ended					Global	Eliminating
September 30, 2006	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$5,014,053	$1,759,556	$838,843	$113,856	$—	$7,726,308
Intersegment revenue	—	—	—	—	24,783	(24,783)	—
Gross profit (loss)	—	2,214,503	767,288	454,519	(54,135)	—	3,382,175
Interest income	18,412	—	—	—	2	—	18,414
Interest expense	(5,980)	—	—	—	—	—	(5,980)
Depreciation and amortization	(169,845)	—	—	—	—	—	(169,845)
Pre-tax segment income (losses)	630,651	—	—	—	(501,349)	—	129,302
Segment assets	13,036,938	—	—	—	65,516	(554,830)	12,547,624
Expenditures for equipment & LHI	(47,584)	—	—	—	—	—	(47,584)

Nine Months Ended					Global	Eliminating
September 30, 2006	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$13,508,164	$5,024,812	$2,439,175	$1,728,521	$—	$22,700,672
Intersegment revenue	—	—	—	—	112,979	(112,979)	—
Gross profit (loss)	—	5,727,008	1,976,875	1,047,697	(226,000)	—	8,525,580
Write-off intercompany loan	—	—	—	—	350,000	(350,000)	—
Interest income	38,139	—	—	—	171	—	38,310
Interest expense	(15,056)	—	—	—	—	—	(15,056)
Depreciation and amortization	(520,488)	—	—	—	—	—	(520,488)
Pre-tax segment income (losses)	(2,075,607)	—	—	—	(323,045)	—	(2,398,652)
Segment assets	13,036,938	—	—	—	65,516	(554,830)	12,547,624
Expenditures for equipment & LHI	(207,954)	—	—	—	(68,220)	—	(276,174)

Three Months Ended					Global	Eliminating
September 30, 2005	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$3,779,813	$1,644,909	$748,948	$967,160	$—	$7,140,830
Intersegment revenue	—	—	—	—	52,218	(52,218)	—
Gross profit (loss)	—	1,820,245	581,080	311,612	(48,184)	—	2,664,753
Interest income	11,835	—	—	—	3,646	—	15,481
Interest expense	(2,136)	—	—	—	—	—	(2,136)
Depreciation and amortization	(180,411)	—	—	—	(54,577)	—	(234,988)
Pre-tax segment income (losses)	40,490	—	—	—	(99,117)	—	(58,627)
Segment assets	12,643,426	—	—	—	1,363,038	(1,578,484)	12,427,980
Expenditures for equipment & LHI	(70,802)	—	—	—	(4,346)	—	(75,148)

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 3. Segment Reporting (continued)

Nine Months Ended					Global	Eliminating
September 30, 2005	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$11,493,949	$4,629,948	$2,570,632	$2,495,536	$—	$21,190,065
Intersegment revenue	—	—	—	—	176,632	(176,632)	—
Gross profit (loss)	—	5,151,253	1,338,447	1,198,046	(270,927)	—	7,416,819
Interest income	27,948	—	—	—	3,852	—	31,800
Interest expense	(17,168)	—	—	—	—	—	(17,168)
Depreciation and amortization	(566,242)	—	—	—	(163,321)	—	(729,563)
Pre-tax segment income (losses)	(41,985)	—	—	—	(430,398)	—	(472,383)
Segment assets	12,643,426	—	—	—	1,363,038	(1,578,484)	12,427,980
Expenditures for equipment & LHI	(332,130)	—	—	—	(9,207)	—	(341,337)
Note 4. Stock Based Compensation
     The Company has implemented the Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”). The exercise price of the options, as well as the vesting period, is established by the Company’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years. The lives of the options granted are ten years. Under the Plan the total number of options permitted is 15% of issued shares up to a maximum of 20,000,000 shares. The options are exercisable for a period of 10 years and vest based upon years of service. There were 130,000 and 1,770,000 options granted during the nine months ended September 30, 2006 and 2005, respectively. The 2005 option grants include the options granted to James E. Lara, as discussed below. There were no options granted during the three months ended September 30, 2006 or 2005, respectively. The Company received $18,594 in cash proceeds for the exercise of 74,377 options in May 2006 with no tax benefit realized for tax deductions.
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
     We use the Black-Scholes option pricing model to estimate the fair value of the stock-based awards with the following weighted-average assumptions as of September 30:

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

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
     A summary of activity under the Plan as well as warrants issued is as follows:

	Weighted-		Weighted-
	Average	Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value
Balance, December 31, 2004	5,809,289	$0.41
Forfeited	(885,425)	0.60
Cancelled	(300,000)	0.58
Granted	1,820,000	0.67
Exercised	(2,445,857)	0.26

Balance, December 31, 2005	3,998,007	$0.57

Forfeited	(1,160,000)	0.68
Cancelled	(600,000)	0.53
Granted	130,000	0.42
Exercised	(74,377)	0.25

Balance, September 30, 2006	2,293,630	$0.52	5.3 years	$1,199,749

Expected to vest	—	—

Exercisable at September 30, 2006	2,293,630	$0.52	5.3 years	$1,199,749

     The following table summarizes information about stock options and warrants outstanding at September 30, 2006:

	Options and Warrants Outstanding			Options and Warrants
			Weighted-	Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
$0.25	803,630	$0.25	3.8 years	803,630	$0.25
$0.39	60,000	$0.39	6.8 years	60,000	$0.39
$0.40 — $.5099	200,000	$0.44	8.8 years	200,000	$0.44
$0.51 — $0.7699	980,000	$0.69	5.2 years	980,000	$0.69
$0.77 — $1.00	250,000	$0.84	7.3 years	250,000	$0.84

	2,293,630			2,293,630

Note 5. Litigation
     As previously disclosed in the Company’s Form 10-K, the Company’s two largest shareholders, BDS and Joan Sullivan Garrett, entered into Letter Agreements (the “Letter Agreements”) dated December 17, 2005, which outlined mutual goals and strategies relating to the direction and control of the Company. The Letter Agreements effected a standstill with respect to all lawsuits previously pending or threatened between any of the parties and their affiliates, and ultimately resulted in mutual releases among the parties involved.
Note 6. Commitments
     In July 2006, the Company entered into four separate five year lease agreements to lease a new telephone system and related equipment for the Company’s headquarters in Tempe, Arizona, including the Global Response Center, the MedLink 24 hour call center and the MedSpace operations. The system and equipment was installed and placed into service on October 12, 2006. In accordance with Financial Accounting Standards Board SFAS 13 “Accounting for Leases” as amended, the lease will be capitalized and the lease obligation will be recognized on the Company’s balance sheet when each lease obligation becomes effective. Two of the leases were effective as of September 30, 2006. The total net present value of these lease payments discounted at a 9.9% interest rate, or $272,739, was capitalized and the offsetting lease obligation was recorded at September 30, 2006. The other two leases, with a total lease commitment of $205,426, will be capitalized and the lease obligation will be recognized in October 2006.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 7. Related Party Transactions
     On July 1, 2006, the Company entered into a contract with International SOS Assistance, Inc. (ISOS) to provide online website access for international travel related information. This website will be used by employees of the Company’s customers who travel internationally. The employees will be able to view information by country including health risks, vaccinations, medical care, safety, security and travel information. This contract is effective July 1, 2006 through July 1, 2007, and automatically renews for one year periods, however, either party may terminate the contract with 30 days written notice. The initial set-up fee is $50,000 and the initial annual fee is $60,000. The second year annual fee is $95,000 with subsequent fees negotiable. The Company paid $25,000 towards the $50,000 set-up fee in October 2006. The remaining set-up fee and the initial annual fee will be paid later this year or early next year in accordance with the contract.
     ISOS is affiliated with two other entities, Best Dynamic Services Limited and Bell Potter Nominees, Ltd. These two entities owned 5.5% and 21.0%, respectively, of the Company’s outstanding common stock as of September 30, 2006.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues, net
Service	66%	66%	67%	66%
Equipment	23%	23%	22%	22%
Education	11%	11%	11%	12%

Total revenues, net	100%	100%	100%	100%
Costs of revenues
Service	58%	63%	64%	65%
Equipment	56%	65%	61%	71%
Education	46%	58%	57%	53%
Total costs of revenues	56%	63%	62%	65%
Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
Revenues
     Revenues in the three months ended September 30, 2006 were $7.7 million compared to $7.1 million in the three months ended September 30, 2005, an increase of $0.6 million or 8%. No one customer accounted for more than 10% of our revenues in the three months ended September 30, 2006 or 2005. We have begun the process of reviewing our client contracts and increasing prices as the initial contract periods or renewal periods expire. The increases in revenue in the third quarter are primarily driven by a combination of price increases and volume.
     Service Revenues. Our service revenues increased to $5.1 million in the three months ended September 30, 2006 from $4.7 million in the three months ended September 30, 2005, an increase of 8%. The increase in service revenues was related to an increase of $0.9 million in case fee and evacuation revenues and $0.4 million in MedLink services offset by a $0.9 million decrease in revenue due to the sale of the Global Doctor operations. The increase in case fees and evacuations services was primarily driven by an increased demand for medical evacuations and consultations. The increase in MedLink services was primarily driven by an increase in business aviation customers in the U.S. and Europe and to a lesser extent, an increase in maritime customers as well as increased billings to our existing commercial aviation and business aviation customers. Service revenues represented 66% of our total revenues for the three months ended September 30, 2006 and 2005, respectively.
     Equipment Revenues. Our equipment revenues increased to $1.8 million in the three months ended September 30, 2006 from $1.6 million for the three months ended September 30, 2005 an increase of 7%. The increase in equipment revenues, principally representing medical kits and kit repairs, was primarily the result of increased demand in all markets the Company serves. Equipment revenues represented 23% of total revenues for the three months ended September 30, 2006 and 2005, respectively.
     Education Revenues. Our education revenues increased to $0.8 million in the three months ended September 30, 2006 from $0.7 million in the three months ended September 30, 2005, an increase of 12%. The increase in education revenues primarily relates to the increased overall demand for training in all markets the Company serves. Education revenues represented 11% of total revenues for the three months ended September 30, 2006 and 2005, respectively.
Cost of Revenues
     Cost of Service Revenues. Cost of service revenues consist primarily of the cost of providing 24/7/365 access and medical services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues were $3.0 million in the three months ended September 30, 2006 and September 30, 2005, which represents 58% and 63% as a percentage of service

MEDAIRE, INC. AND SUBSIDIARIES
revenues in the respective periods. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix and the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow and we continue to make operational efficiency improvements in service delivery.
     Cost of Equipment Revenues. Cost of equipment revenues consist primarily of medical kit supplies, as well as personnel costs to assemble the kits. Cost of equipment revenues decreased $0.1 million in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, representing 56% and 65% as a percentage of equipment revenues in the respective periods. The absolute dollar decrease of 7% was primarily attributable to better cost control, a return process for items outside our acceptable date range for usage in accordance with our contracted customer requirement, and improved operational efficiency. We anticipate as we work to grow medical kit revenues that we will retain the economies of scale resulting in a similar margin.
     Cost of Education Revenues. Cost of education revenues consist primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues were 12% lower in the three months ended September 30, 2006, compared to the three months ended September 30, 2005. These costs represent 46% and 58% as a percentage of education revenues in the respective periods. The increase in margin relates to direct cost reductions, primarily due to more efficient use of instructor and classroom capacities. We are continuing to work on achieving economies of scale and plan to invest in curriculum development in future periods.
Operating Expenses
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses increased $0.3 million in the three months ended September 30, 2006 when compared to the same period last year. The increase of 29% primarily reflects garden leave accruals for two executive employees in accordance with their agreements and higher commissions due to higher sales. We anticipate sales and marketing expense as a percentage of revenues to increase slightly in future periods as we make investments in market research and business development within our core markets that will be expected to drive future revenue growth.
     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased to $1.5 million in the three months ended September 30, 2006, from $1.4 million in the three months ended September 30, 2005, an increase of 3%. General and administrative expenses represented 19% and 20% of our total revenues for the three months ended September 30, 2006 and 2005, respectively. We anticipate general and administrative expenses will be lower overall although there will be some additional expenses as we move to become compliant with the Commission’s rules and regulations, including those imposed in accordance with the Sarbanes-Oxley Act of 2002.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization decreased to $170,000 in the three months ended September 30, 2006, compared to $235,000 in the three months ended September 30, 2005 primarily due to the Global Doctor assets that were held for sale, and therefore not being further depreciated or amortized during 2006.
Other Income and Expenses
     Loss on Sale of Subsidiary and Write-off of Long-term Asset. The loss on sale of subsidiary during the three months ended September 30, 2006, primarily represents an increase in the estimated loss of $232,000 on the sale of the eight Global Doctor medical clinics as previously disclosed.
     Interest Income. Interest income increased to $18,000 in the three months ended September 30, 2006, from $15,000 in the three months ended September 30, 2005, primarily due to a higher cash balance during the three months ended September 30, 2006.
     Interest Expense. Interest expense was $4,000 higher in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 due to the new capital lease obligations.

MEDAIRE, INC. AND SUBSIDIARIES
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Revenues
     Revenues in the nine months ended September 30, 2006 were $22.7 million compared to $21.2 million in the nine months ended September 30, 2005, an increase of $1.5 million or 7%. No one customer accounted for more than 10% of our revenues in the nine months ended September 30, 2006 or 2005. We have begun the process of reviewing our client contracts and increasing prices as the initial contract periods or renewal periods expire. The increase in revenue year-to-date is primarily driven by volume with some of the increase due to price increases.
     Service Revenues. Our service revenues increased to $15.2 million in the nine months ended September 30, 2006 from $14.0 million in the nine months ended September 30, 2005, an increase of 9%. The increase in service revenues was primarily related to an increase of $1.3 million in case fees and evacuation revenues and $0.7 million in MedLink services offset by a $0.8 million decrease in revenue due to the sale of the Global Doctor operations. The increase in MedLink services was primarily driven by an increase in business aviation customers in the U.S. and Europe and to a lesser extent, an increase in maritime customers as well as increased billings to our existing commercial aviation and business aviation customers. Service revenues represented 67% and 66% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively.
     Equipment Revenues. Our equipment revenues increased to $5.0 million in the nine months ended September 30, 2006 from $4.6 million in the nine months ended September 30, 2005, an increase of 9%. The increase in equipment revenues, principally representing medical kits and kit repairs, was primarily the result of increased demand in all markets the Company serves. Equipment revenues represented 22% of total revenues for the nine months ended September 30, 2006 and 2005.
     Education Revenues. Our education revenues decreased to $2.4 million in the nine months ended September 30, 2006 from $2.6 million in the nine months ended September 30, 2005, a decrease of 5%. The decrease in education revenues primarily relates to the positive effect that a late 2004 call campaign had on enrollment numbers in the nine months ended September 30, 2005, that was not repeated, as well as federal training in the nine months ended September 30, 2005 for a federal grant that included some training, but ended in December 2005. Education revenues represented 11% and 12% of total revenues for the nine months ended September 30, 2006 and 2005, respectively.
Cost of Revenues
     Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues increased to $9.7 million in the nine months ended September 30, 2006 from $9.1 million in the nine months ended September 30, 2005, an increase of 7%, representing 64% and 65% as a percentage of service revenues in the respective periods. The absolute dollar increase was primarily attributable to the increase in provider-related costs associated with medical services related to the MedLink calls. The increase in these costs that are passed through to our clients resulted in the decreased overall service margin as well as the Global Doctor clinics’ continued losses during the nine months ended September 30, 2006. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix and the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow and we continue to make operational efficiency improvements in service delivery.
     Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies, as well as personnel costs to assemble the kits. Cost of equipment revenues decreased to $3.1 million in the nine months ended September 30, 2006 from $3.3 million in the nine month period ended September 30, 2005, a decrease of 7%. The cost of equipment revenues represent 61% and 71% as a percentage of equipment revenues in the respective periods. The dollar decrease of $241,000 was primarily attributable to better cost control, a return process for items outside our acceptable date range for usage in accordance with our contracted customer requirement, and improved operational efficiency. We anticipate as we work to grow medical kit revenues that we will retain the economies of scale resulting in a similar margin.

MEDAIRE, INC. AND SUBSIDIARIES
     Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues were $1.4 million in the nine months ended September 30, 2006 and the nine months ended September 30, 2005, representing 57% and 53% as a percentage of education revenues in the respective periods. The deterioration in margin relates to direct costs related to higher instructor costs as we brought our instructors on as associates from contractors in the nine months ended September 30, 2006. We do not expect to continue to see large deteriorations in the margins associated with education revenue as we are working to achieve economies of scale and plan to invest in curriculum development in future periods.
Operating Expenses
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses increased to $4.1 million in the nine months ended September 30, 2006 from $3.4 million in the nine months ended September 30, 2005, an increase of 18%. The increase primarily reflected the garden leave accrual for two executives and the addition of sales force and related expenses during the early part of 2006 to increase the level of customer care and service which was a major factor in the revenue growth the Company experienced during the first half of 2006. We anticipate sales and marketing expense as a percentage of revenues to increase slightly in future periods as we make investments in market research and business development within our core markets that will be expected to drive future revenue growth.
     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased to $5.5 million in the nine months ended September 30, 2006, from $3.7 million in the nine months ended September 30, 2005, an increase of 49%. The increase is related to several different factors: approximately $0.1 million decrease in legal, accounting and increased staffing expenses incurred in the filing of our Registration Statement on Form 10 with the Securities and Exchange Commission, increased legal fees for shareholder actions of approximately $0.2 million, $0.2 million related to adoption of the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method where compensation cost is recognized as options vest and a $0.4 million expense accrual of garden leave obligations for executive employees in accordance with their employment or termination agreements. Additionally, due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested, and the Company recognized $0.3 million expense in the nine months ended September 30, 2006. General and administrative expenses represented 24% and 18% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. We anticipate general and administrative expenses will be lower although there will be additional expenses as we move to become compliant with the Commission’s rules and regulations, including those imposed in accordance with the Sarbanes-Oxley Act of 2002.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization decreased to $520,000 in the nine months ended September 30, 2006, compared to $730,000 in the nine months ended September 30, 2005 primarily due to the Global Doctor assets that were held for sale, and therefore not being further depreciated or amortized.
Other Income and Expenses
     Loss on Sale of Subsidiary and Write-off of Long-term Asset. The loss on sale of subsidiary and write-off of long-term asset during the nine months ended September 30, 2006, primarily represents the loss of $732,000 on the sale of the eight Global Doctor medical clinics and a $100,000 write-off of an investment made in a Chinese hospital construction project during 2004.
     Interest Income. Interest income increased to $38,000 in the nine months ended September 30, 2006, from $32,000 in the nine months ended September 30, 2005, primarily due to a higher cash balance during the nine months ended September 30, 2006.
     Interest Expense. Interest expense was higher at $15,000 in the nine months ended September 30, 2006, as compared to $17,000 in the nine months ended September 30, 2005 due to the new capital lease obligations.

MEDAIRE, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
     As of September 30, 2006, we had unrestricted cash and cash equivalents of $2.6 million, an increase of $1.1 million from December 31, 2005. Our working capital, excluding the current portion of deferred revenues at September 30, 2006 was $5.9 million, compared to $6.0 million at December 31, 2005.
     As of September 30, 2006, we had no credit facility in place to fund any working capital requirements. The $1 million credit facility with Desert Hills Bank for working capital purposes expired in May 2006.
     We believe that our existing cash and cash equivalents combined with our operating results will be sufficient to meet our anticipated cash needs for working capital and limited capital expenditures over the next three months
     Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support business development efforts and expansion of sales and marketing, the timing of introductions of new products and services and the exploration of new markets. The Company is strengthening its information technology infrastructure, including a new telecommunications system to serve our Global Response Center and MedLink call center operations, new hardware, design and implementation of new application systems and additions to the full time information technology staff. Some of the costs of this program will be capitalized, while others will be expensed. As a result, we may be required to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the debt would have rights, preferences and privileges senior to holders of common stock and the terms of the debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of our planned business development and sales and marketing efforts, which would materially adversely affect our business, financial condition and operating results.
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
Contractual Obligations
     The Company’s future contractual obligations consist principally of capital and operating leases, commitments regarding third party medical and service providers and operating expenses, deferred revenue obligations, and employment agreements. Since year end, we have added $272,739 of capital lease obligations; see details below for additional fourth quarter obligations. There have been no additional material changes to the Company’s contractual obligations since year end other than scheduled payments, and the addition of key personnel annual employment agreements with three month non-renewal notification clauses and three to twelve months of paid salary and benefits for cancellation other than non-renewal or non-performance by the employee. The Company currently has no material marketing or capital expenditure commitments, other than the capital lease commitment discussed.
     In July 2006, the Company entered into four separate five year lease agreements to lease a new telephone system and related equipment for the Company’s headquarters in Tempe, Arizona, including the Global Response Center, the MedLink 24 hour call center and the MedSpace operations. The system and equipment was installed and placed into service on October 12, 2006. In accordance with Financial Accounting Standards Board SFAS 13 “Accounting for Leases” as amended, the lease will be capitalized and the lease obligation will be recognized on the Company’s balance sheet when each lease obligation becomes effective. Two of the leases were effective as of September 30, 2006. The total net present value of these lease payments discounted at a 9.9% interest rate, or $272,739, was capitalized and the offsetting lease obligation was recorded at September 30, 2006. The other two leases, with a total lease commitment of $205,426, will be capitalized and the lease obligation will be recognized in October 2006.

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
     As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of September 30, 2006. As part of our evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in our internal controls over financial reporting continue to exist. Although we have devoted significant time and resources toward remediating our reported material weakness and made progress in that regard, our management has concluded that the control deficiency relating to the reported material weakness had not been effectively remediated as of September 30, 2006 and, therefore, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report were not properly designed and were not functioning effectively to provide reasonable assurance that (i) the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (ii) such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

MEDAIRE, INC. AND SUBSIDIARIES
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
Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Risk Factors included in our Annual Report on Form 10-K have not materially changed other than as set forth below. The first risk factor below has been revised. The last risk factor below has not been revised, but is being restated here to facilitate the cross-reference made at the end of Item 4 – “Controls and Procedures” in Part I of this report.
We have intangible assets and goodwill, whose values may become impaired.
     Goodwill represents 6 % of our assets. Goodwill was approximately $795,000 as of September 30, 2006. If we make any new acquisitions it is likely that we will record additional goodwill on our books. We periodically evaluate our goodwill to determine whether all or a portion of its carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.
We will need to monitor and implement finance and accounting systems, procedures and controls.
     In connection with our review of our consolidated financial statements for the nine months ended September 30, 2005 and for the year ended December 31, 2005 and the review and audit of those statements by our independent auditors, we determined that our fiscal year 2005 year-end closing process did not ensure that all significant elements of our consolidated financial statements were adequately reviewed and reported on a timely basis. In our post-closing and audit processes, certain issues were discovered by us and our independent auditors that resulted in adjustments to our consolidated financial statements. We discussed these matters before our consolidated financial statements for the year ended December 31, 2005 were completed, and they are properly accounted for in our consolidated financial statements. However, we have concluded that the failure to discover these items in our regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of our internal controls over financial reporting. Our management is working to identify and implement corrective actions where required to improve the effectiveness and timeliness of our internal controls, including the enhancement of our systems and procedures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of equity securities or use of proceeds during the first, second or third quarters of 2006.

MEDAIRE, INC. AND SUBSIDIARIES
Item 3. Defaults Upon Senior Securities
     There were no defaults upon senior securities during the first, second or third quarters of 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no items subject to a vote of security holders during the third quarter of 2006.
Item 5. Other Information
     Since late 2005, the Company pursued the sale of its Global Doctor network of medical clinics consisting of eight western-standard medical clinics in Asia, operating under the name Global Doctor. There were six facilities in China, one in Bangkok, Thailand and one in Jakarta, Indonesia. Although the Global Doctor clinic network had steadily grown its revenue, the operations were unable to reach the break-even point in the three years the Company owned and operated the network. The Company was uncertain as to the network’s ability to reach the break-even point in future years and, therefore, decided that selling the clinics and entering into preferred provider agreements with the new owners would be in the best interests of the Company’s clients and shareholders. During the second quarter and early part of the third quarter of 2006, the Company completed the sale of the medical clinics as discussed below. At September 30, 2006, a small amount of receivables and liabilities remain which relate to the disposal of the clinics and final wrap up of the financial affairs of the Global Doctor subsidiary.
     The Company entered into a Share Sale Agreement on June 5, 2006 for the sale of six medical clinics in China for a sales price of $315,000. The sale was completed and the balance of the sales proceeds of $315,000 was received by the Company on June 23, 2006.
     The Company entered into a Sale and Purchase of Shares Agreement on June 14, 2006 for the sale of the medical clinic in Jakarta, Indonesia. On July 28, 2006 a new sale and purchase of shares agreement was executed which included a sales price of $161,000. The sale was completed on August 3, 2006 and the Company received $50,000 in cash and a note receivable for $111,000 due in 24 monthly installments beginning September 1, 2006, plus interest at an annual rate of 6%. The note is secured by a personal guarantee and a pledge of the shares purchased.
     The Company entered into an agreement for the sale of the assets at the clinic in Bangkok, Thailand for $20,000. The sale was completed August 31, 2006, and proceeds were received in September 2006.
     As a result of the three sales, the Company recorded total pre-tax losses of $231,957 and $731,957 for the three and nine months ended September 30, 2006, respectively, to recognize the net assets and cumulative foreign currency translation losses in excess of the sales proceeds and note receivable and estimated costs to wrap up all the financial affairs of the Global Doctor operations. The remaining liability at September 30, 2006 of $126,000 is expected to be paid during the fourth quarter of 2006, or early in the first quarter of 2007. The adjustments during the quarter ended September 30, 2006 related to wrap up costs in excess of the accrual at June 30, 2006.
     The loss on sale of subsidiary in the consolidated statement of operations included accrued expenses of approximately $13,000 and $229,000 for the three and nine months ended September 30, 2006 for the estimated costs to exit the Global Doctor operations.
     In accordance with FAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities”, a summary of the liability and charges for the estimated costs to exit the Global Doctor operations are as follows:

	Workforce	Other
	Reduction	Exit Costs	Total

Liability as of December 31, 2005	$—	$—	$—
Accrued expenses to the loss on sale of subsidiary	158,686	56,575	215,261

Liability as of June 30, 2006	158,686	56,575	215,261
Payments	(141,126)	(3,868)	(144,994)
Accrued expenses recorded in general and administrative expense	—	42,000	42,000
Adjustments to the loss on sale of subsidiary	(61)	13,419	13,358

Remaining liability as of September 30, 2006	$17,499	$108,126	$125,625

     The following table summarizes the financial performance of the Global Doctor clinic operations for the three and nine month period ended September 30, 2006 and 2005, respectively, and the years ended December 31, 2005 and 2004, respectively:

MEDAIRE, INC. AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2006	2005	2006	2005	2005	2004
Revenues from external customers	$113,856	$967,160	$1,728,521	$2,495,536	$3,326,480	$2,784,681
Intersegment revenues	24,783	52,218	112,979	176,632	267,829	347,843
Pre-tax loss	(501,349)	(99,117)	(323,045)	(430,398)	(258,641)	(597,988)
Item 6. Exhibits
EXHIBIT INDEX

Exhibit	Description
10.1	Sale and Purchase of Shares Agreement dated July 28, 2006 between PT Medika Jasa Utama and Major Rich Limited.[1]

10.2	Employment Agreement, effective as of July 24, 2006, by and between Roger Sandeen and MedAire, Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [2]

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [2]

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [2]

[1]	Filed with the Company’s Current Report on Form 8-K August 7, 2006.

[2]	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDAIRE, INC.

	By:	/s/ James A. Williams

Dated: November 14, 2006		James Allen Williams
Chief Executive Officer (principal executive officer)

	By:	/s/ Roger D. Sandeen

Dated: November 14, 2006		Roger D. Sandeen
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Sale and Purchase of Shares Agreement dated July 28, 2006 between PT Medika Jasa Utama and Major Rich Limited.[1]

10.2	Employment Agreement, effective as of July 24, 2006, by and between Roger Sandeen and MedAire, Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [2]

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [2]

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [2]

[1]	Filed with the Company’s Current Report on Form 8-K August 7, 2006.

[2]	Filed herewith.