Form 10-K
period 2006-12-31
MedAire, Inc.
filed 2007-04-02
CIK 1337301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
The aggregate market value of the voting stock (Common Stock, $.001 par value) held by non-affiliates of the Registrant was $20,134,786 based upon the closing market price on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter.
The number of issued and outstanding shares of Common Stock, $.001 par value, as of March 28, 2007 was 57,527,960.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive proxy statement for the registrant’s 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business
General
MedAire’s overall mission is to protect people as they work, travel and live beyond the reach of customary medical care. This mission is achieved by providing potential care givers the right combination of expertise, education and equipment to save lives and care for the ill.
During the Annual General Meeting in Melbourne, Australia on May 26, 2006, Company Management outlined a strategy to return the Company to profitability. As a result of focusing on the overall mission and implementing these strategies, the Company posted a profit in the third and fourth quarters of 2006.
Our strategies are based on implementation of plans to achieve the following corporate objectives:
•	Achieve and maintain profitable growth to ensure the continuation of our valuable services to our clients, a stable work environment for our associates and returns for our shareholders.

•	Maintain excellent customer service and satisfaction to continue to earn the loyalty of our client base.

•	Develop products that address the ever changing needs of our client base to maintain our leadership position in our markets.

•	Attract and retain talented people to achieve our objectives. We recognize that success in all areas is a function of employing motivated people.
Our operations are managed from our Tempe, Arizona-based corporate office, with supported facilities that include: a portion of our 24/7 MedLink Global Response Center (MedLink), located within Banner Good Samaritan Hospital, Phoenix, Arizona; MedSpace, our medical kit assembly business, located in Phoenix and our European-based sales and training office, located at Farnborough Airport in the U.K.
In the future we will have three reportable segments that will include Services (also referred to as “Expertise”), Equipment and Education. For 2006, we also are reporting on the Global Doctor segment of our services business which was sold during the year. See Note 9 to the Financial Statements for segment reporting information, including information with respect to our revenues from external customers in the U.S. and abroad and Note 14 related to the sale of the Global Doctor clinics during the year ended December 31, 2006. Our foreign operations subject us to certain risks, including foreign currency exchange risk, economic, security and other risks in the markets where we and our clients operate and risks associated with compliance with foreign laws and regulations, each as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
MedAire’s ideal markets are those where people find themselves remote from professional medical care, especially when the individual is traveling on a private or commercial airplane or private or commercial vessel. Currently the markets we focus on include Business and General Aviation, Commercial Aviation, Commercial Shipping and Private Maritime. As part of our efforts to refocus on our core strengths, we de-emphasized our participation in travel assistance for the business traveler market. We ceased operating primary care clinics with the sale of the Global Doctor Clinics. We also completed the transition of our security business as all of these services were provided by a third party.
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
Services and Products:
The three core services that enable us to provide our life saving solution include:
•	Expertise

•	Education

•	Equipment
Expertise:

A key component of MedAire’s life saving solution is MedAire’s 24/7 operations group, Global Services. This group provides care givers and patients with expert advice in dealing with the medical issues of callers when they are away from customary medical care. Through our network of credentialed providers, we provide logistics support to arrange services when care is required. The Global Services group also provides security and legal referrals through arrangements with third party providers.
Global Services operates in the Global Response Center (GRC) in our Tempe office and the MedLink Facility located in the emergency center of Banner Good Samaritan Hospital in Phoenix, Arizona. The MedLink operators provide callers with access to Board Certified Emergency Physicians. The GRC operators provide mission logistics support. These support services may include any of the following services:
•	Medical evacuations;

•	Pre-travel medical and security advice;

•	Medical expense guarantees;

•	Case monitoring;

•	Second opinions;

•	Prescription replacement;

•	Secure ground transportation and similar services;

•	Lost passport assistance;

•	Embassy and consular information;

•	Legal referrals and assistance;

•	Cash advances and similar services.
In addition, the GRC provides our commercial aviation clients with the following:
•	Passenger Assistance Services (validate and coordinate recommendations on fitness to fly for passengers who require on-board medical oxygen or who have certain medical conditions which may affect their health in flight);

•	Survivor Management (manage the medical coordination of aircraft accident survivors); and

•	GlobaLifeline Crew Support (case management of airline duty travelers who become ill/injured on duty travel).
An important activity of our Global Service Operations is to gather statistical information regarding medical incidents on aircraft and maritime vessels. This data helps us develop and review our operations to meet the ever changing needs of our clients.
Clients can also become informed about various health issues by going to our website (www.medaire.com) and accessing our special regionally-specific information services concerning various regions of the world. Additionally, we provide clients with specialized health related consulting services, including crisis management consulting and risk and vulnerability assessments, on a customized contract basis.
Education:
MedAire prepares potential care givers with training and practical experience to manage the situations they are most likely to face in their specific remote environment. A key component of the training is to understand how to access the expertise provided through the Global Services Operations and understand how to use the equipment provided by our MedSpace operation.
We offer training programs such as: Management of In-flight Illness and Injury Training, Management of Onboard Illness and Injury Training and Know Before You Go security awareness training. Our courses are primarily instructor-lead, although some of our programs are made available on a train-the-trainer basis or as e-learning programs.
Our curriculum is developed in conjunction with data gathered through our Global Service Operations. This insures that our education stays current and relevant to the situations our clients are most likely to face.
Equipment:
MedAire provides potential care givers with equipment and supplies appropriate for their remote environment. These items are provided in medical kits that are either assembled in our MedSpace facilities in north central Phoenix or provided by a third party for our U.K. operations. Kits are designed to meet applicable regulatory requirements and client needs. Equipment is sold in all of our core markets of Commercial Aviation, Business and General Aviation Private Maritime and Commercial Shipping. A significant portion of our equipment sales are refurbishment of kits when they are either used or items in the kit reach their expiration dates. In addition to medical kits, we also distribute Automatic External Defibrillators (AED).

MedAire Markets:
We sell our products and services in four main markets. These include Business and General Aviation, Commercial Aviation, Private Maritime and Commercial Shipping. In addition to these four markets that we actively pursue, we maintain contracts and provide services for key clients in the business traveler market. While we have de-emphasized this market as a strategic growth area, we continue to service and renew existing contracts.
We have a dedicated sales team for each market. The salespeople assigned to each market are located either regionally or centrally at our Tempe offices. We utilize a broad range of marketing tactics tailored to the respective markets, including tradeshows, direct mail, telemarketing, print advertising, cold calling, public relations and special events.
In addition to our own sales force, we utilize third party sales organizations to represent us in the Private Maritime market. We are evaluating the use of third party sales organizations in our other markets.
The following table summarizes the approximate revenue we generated in each market in 2006.

Market	Revenue
Business Aviation	$11,780,000
Commercial Aviation	9,345,000
Private Maritime	2,349,000
Commercial Maritime	980,000
Business Travelers and Other	5,695,000

Total	$30,149,000

Business and General Aviation (BGA):
As of December 31, 2006, we had approximately 1,200 BGA clients globally. These clients include aviation departments for corporations, companies that manage aircraft or provide fractional ownership, as well as individuals that own their own private aircraft. We also provide our services as a standard feature for aircraft via the original equipment manufacturer. We target operators of larger aircraft that are capable of international flights and have yet to penetrate the smaller jet and propeller aircraft markets in a significant way. In the BGA market, we sell our full complement of services: expertise, equipment and education. This market generates the majority of our education sales as well significant portions of our expertise and equipment sales.
Commercial Aviation:
We have 90 commercial airline clients as of December 31, 2006. About 40% of these carriers are based in the United States and the rest are flying under their respective international flags. In this market we sell expertise, equipment and to a lesser degree education.
In this market, we sell a variety of expertise based services that include:
•	Passenger Medical Screening

•	Inflight Emergency Medical Advice

•	Passenger Assistance Services for passengers who may need a medical review to travel with oxygen or have another medical condition that requires medical review prior to travel

•	Airline Duty Traveler Medical Assistance

•	Survivor Management
Commercial Airlines in the United States are major clients for our medical kits and AED’s. In addition to sales of new equipment, we also provide refurbishments services that are used when the equipment is used or reaches its expiration date.
Private Maritime:
In 2000, we launched a focused and formal sales and marketing strategy to penetrate the private maritime market. We predominantly market to owners of 24 meter (80 feet) and larger yachts (luxury yachts), which generally range in value from $3 million to $100 million. The Private Maritime market is highly transitory throughout the world and is characterized by yachts being bought and sold on a frequent basis. Many times yachts of this caliber are chartered out when not in use by their respective owners, and often management companies will oversee a yacht’s day-to-day care, operation and management. This represents an excellent market for our services because such vessels can have staffs of 30 or more people who are remote from customary care when at sea.
As of December 31, 2006, we had approximately 370 clients globally. This was up from around 200 clients in 2005. We believe key factors to our success in this market have been the positive word-of-mouth support that we receive from our clients and our relationships with key management companies. A majority of our clients in this market with annual contracts (our standard contract term) renewed those contracts in 2006.
MedAire sells its full complement of services and products to the Private Maritime market, including Expertise, Education and Equipment. The ability to call for expert advice has been a primary reason for success in this market. To date, competition from the pharmaceutical/kit supply business has limited the number of kits we are able to sell into this market, and we do not provide a kit refurbishment program. Although we have maritime-based, regulatory compliant training available, only a small fraction of our clients have participated in our training programs.
Commercial Maritime:
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
According to current data from Lloyd’s Register of Ships, there are approximately 90,000 commercial ships in the world, including ships on order. Lloyd’s Register is regarded as the “official” listing of the global fleet. As of December 31, 2006, we had approximately 500 commercial maritime vessels under contract representing approximately fifty-two shipping companies. Outside of the U.S. most major maritime countries provide radio-medical assistance which is available to their respectively flagged vessels at no cost, which could limit our ability to maintain and grow our medical assistance services in this market.
Business Traveler and Other:
MedAire entered the Business Travelers (Travel Assistance) market in April 2002. During 2006, we had 33 clients in this market. Our primary offering in this market is to offer the expertise services of our Global Services group to arrange medical care and other services for business travelers or people living abroad. The majority of revenues from this market are associated with operations cases such as evacuations and or arranging and guarantee of medical care. Clients do not buy any education or equipment products. As part of our efforts to refocus efforts in our core business, we have ceased to pursue new business in the business traveler market. We have continued and will continue to support our existing clients in this market in a more efficient manner.
Competition
We take our core competencies of remote health assistance, education and assembly of kits and packages and sell them as a “total solution” in the various markets the Company serves. We are unaware of any company doing business in any of our markets that has a similar complement of core competencies, although we do have competitors who compete by offering a component part of our total solution and then, in very limited cases, outsourcing other portions of our total solution.
With respect to each of the three components of our total solution, we have many competitors that come in the form of companies, not-for-profit organizations, institutions (i.e. universities) and government agencies, including those that provide:
•	Physician and/or nurse-level medical assistance on a remote basis to end-users;

•	Logistics management and coordination for medical evacuations;

•	Corporate security-related services which could range from consulting services to transactional services such as security drivers, guards, logistics coordination;

•	Information relative to the health status for various regions of the world via on-line services, through published works and/or through direct telephone liaison;

•	Information on the availability of medical resources on a geographic basis via on-line services, through published works and/or through direct telephone liaison;

•	Training of medical first responders and laypeople with first aid, CPR/AED and related information via instructor-led programs and/or computer-based programs;

•	The assembly and/or distribution of medical kits; and

•	The distribution of automated external defibrillators (AEDs).
There are not any instances where any of these companies compete in every market in which we operate. We expect that similar segmented competition will increase as other established and emerging companies enter our markets, as new products, technologies and regulations are introduced and as new competitors enter the markets. For example, currently, all European Union flagged countries are required to provide free access to medical assistance for any flagged ships. There are not any parameters defining what level of free medical assistance is required which enables us to successfully compete based on quality of service. However, it is possible that such regulations may create marketing challenges for us going forward. Increased competition may result in price reductions, lower gross margins and loss of our market share, any of which could have a material adverse effect on our business, financial condition and operating results.
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
The nature of our business requires us to follow various guidelines put in place by the Food and Drug Administration (FDA) and the Federal Aviation Administration (FAA). We have had representatives from each of these regulatory bodies on-site who have inspected our facilities and have provided us with the appropriate guidance for any regulations that may apply. Additionally, as a licensed wholesale pharmacy in the State of Arizona, we are audited annually by the Arizona State Board of Pharmacy to ensure that we are in compliance with their rules and regulations.
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
The delivery of healthcare products and services is similarly heavily regulated in the foreign countries in which we operate. Our MedAire Limited subsidiary addresses local regulations and issues in coordination with MedAire. They have implemented policies and procedures that are designed to provide reasonable assurance of their compliance with local laws and regulations. Additionally, they have relationships in place with local legal counsel who can be consulted about issues that may arise in the varying fields of regulation.

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

	Date
Trademark	Registered	Classification(1)	Registration #
MedAire	11/7/1989	10	1564284
MedAire	12/11/1990	41	1627711
MedAire	08/03/1999	42	2266215
MedAire	08/17/1999	10	2270241
MedAire	02/29/2000	5	2322805
MedAire	03/07/2000	16	2325149
MedLink	11/07/1989	38	1565063
MedLink	01/18/2000	42	2308275
MedLink	09/11/2001	35	2486591
MedLink	03/12/2002	38	2548255
MedLink	07/26/2005	5	2976328
MedSpace	10/17/2000	35	2394840
GlobaLifeline	05/24/2005	44 & 45	2955277
Expert Care, Everywhere	08/13/2002	41 & 42	2606638

	Date
	Registered	Classification(2)	Number
Patents
Method and system for identifying medical facilities along a travel route	9/13/05	701/209; 340/995.19	6,944,536

(1)	The United States Patent and Trademark Office (USPTO) divides the entire set of U.S. trademarks into searchable collections based on the goods or services that are represented by the trademark. The primary groupings of trademarks are called classes. The class of each of our trademarks is represented in the “Classification” column of the table above.

(2)	The United States Patent Classification System (USPC) divides the entire set of U.S. patents into searchable collections based on the technology claimed in the patents. The primary groupings of patents in the USPC are called classes. The USPC class of each of our patents is represented in the “Classification” column of the table above.

We also own a number of Internet domains not all of which are currently being used. Domains include medaire.com (in use since 1996), globalifeline.com and MAS1.com.
Employees
As of December 31, 2006, we employed 173 people on a global basis. Of that number, 164 are in the United States, 8 are in Europe and 1 is in Asia.
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

	December 31, 2006		December 31, 2005		December 31, 2004
		Long		Long		Long
		Lived		Lived		Lived
		Physical		Physical		Physical
	Revenues	Assets	Revenues	Assets (1)	Revenues	Assets
	in thousands of dollars
United States	$19,510	$1,625	$17,682	$1,745	$17,071	$1,987
United Kingdom	3,808	27	2,704	23	2,075	26
China	1,031	—	2,212	139	1,963	140
Other countries	1,005	—	959	—	693	—
Australia	804	—	944	—	449	14
Portugal	748	—	402	—	231	—
Canada	634	—	492	—	427	—
United Arab Emirates	431	—	525	—	181	—
Thailand	430	—	733	16	774	16
Indonesia	380	—	649	108	500	163
Mexico	246	—	238	—	218	—
Luxemborg	233	—	99	—	237	—
Hong Kong	187	—	55	—	55	—
Switzerland	170	—	200	—	102	—
The Netherlands	134	—	96	—	46	—
France	120	—	—	—	—	—
Saudi Arabia	114	—	137	—	105	—
Italy	83	—	78	—	33	—
Ireland	81	—	84	—	52	—
Brazil	—	—	74	—	146	—

Total	$30,149	$1,652	$28,363	$2,031	$25,358	$2,346

TOTAL US	$19,510	$1,625	$17,682	$1,745	$17,071	$1,987

TOTAL NON US	$10,639	$27	$10,681	$286	$8,287	$359

(1)	These amounts represent the geographic area of the long-lived assets, exclusive of the held for sale classification of these assets in the Consolidated Balance Sheets.
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
Approximately 31% of our revenue is derived from our Commercial Aviation market clients. Our business is, therefore, directly affected by economic factors and other trends that affect our customers in the aviation industry. Another terrorist attack, conflicts overseas, rising fuel costs, an outbreak of disease, such as SARS, and various economic and other factors may adversely affect the aviation industry. When such factors adversely affect the aviation industry, they may cause aircraft operators to experience a decrease in the amount of passenger miles flown, or cause them to implement cost cutting measures, perhaps including not renewing contracts they have with us or limiting the services they purchase from us, thereby reducing the overall demand for our products and services and decreasing our revenues. We experienced a decrease in revenues after the outbreak of SARS as well as following September 11, 2001. There can be no assurance that economic and other factors that might adversely affect the aviation industry will not adversely affect our results of operations.

We derive a substantial percentage of our revenue from services and equipment we provide to our customers in the Business Aviation market, and the transitory nature of this market may negatively affect our results of operations.
Approximately 39% of our revenue is derived from our Business Aviation market clients. Owners of business aircraft sell their aircraft on a regular basis, and each time a sale occurs, we must resell our services to the new owner. There can be no assurances we will be successful in our resell efforts and our results of operations, therefore, may be negatively impacted by those repeated sales.
Our pricing model for the majority of services we provided is based upon an annuity style contract rather than transaction based pricing. Our competitors may offer transaction based pricing which may negatively impact our results of operations.
We sell services based on contracts generally covering a one to five year period. The contracts provide for access to Global Services. Pricing is based upon the time period the contract covers, not when or if a call is made to the center. If our competitors begin offering transaction-based pricing successfully, we may not be able to compete with their pricing model, we may have to modify or abandon our model, and our results of operations may be negatively impacted.
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
For the year ended December 31, 2006, we incurred a net loss of $1.6 million, and we experienced net losses of $0.4 million and $1.0 million for the years ended December 31, 2005 and 2004, respectively. In addition, our accumulated deficit was $4.9 million as of December 31, 2006. Our future profitability is contingent upon achieving a scalable business model, as well as achieving economies of scale as we grow organically and by acquisition. We cannot assure you that our growth strategy will be successful or that we will be able to achieve economies of scale as we grow. There is no assurance that we will achieve a scalable business model that is needed in order to sustain profitability. For more information about our recent results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
In the course of providing medical services, we may receive confidential patient information, including information related to prescription drugs, illnesses and general medical history. We could, therefore, be subject to existing federal and state laws and regulations that regulate the disclosure of confidential medical information.
If we do not follow necessary procedures and policies, or if our procedures and policies are not sufficient to prevent the unauthorized disclosure of confidential medical information, we could be subject to liability, fines and lawsuits, or our operations could be shut down.

Because we have international operations in several different countries, we are subject to the costs associated with complying with foreign laws.
We operate in several different countries and are subject to various local laws and regulations in those locations. These laws and/or regulations have broad effect, including with respect to securities, taxes, property, zoning and medical licensing requirements. If our compliance procedures and policies are not sufficient to prevent non-compliance, we could be subject to liability, fines and lawsuits or our international operations could be shut down. Moreover, if foreign laws or regulations change, we may incur significant costs to change our compliance policies and procedures.
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
Intangible assets and goodwill was approximately $961,000 as of December 31, 2006, representing approximately 8% of our total assets. If we make additional acquisitions, it is likely that we will record additional goodwill on our books. We periodically evaluate our intangible assets and goodwill to determine whether all or a portion of its carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our intangible assets and goodwill could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.
We may be subject to direct and indirect costs associated with medical malpractice or similar claims with respect to our security services.
We regularly provide medical and security advice to our clients. If a client believes our advice caused harm, we may be faced with a medical malpractice or similar claim. Successful malpractice claims could exceed the limits of our insurance and could have a material adverse effect on our business, financial condition or operating results. Moreover, a malpractice claim asserted against us could be costly for us to defend, could consume management resources and could adversely affect our reputation and business, regardless of the merit or eventual outcome of the claim. In addition, we cannot assure you that we will be able to obtain liability insurance on commercially reasonable terms in the future or that any liability insurance that we do obtain will provide adequate coverage against potential claims. We currently carry $10,000,000 in professional liability coverage in amounts deemed adequate by management.
Our industry is highly competitive.
We face varying levels of competition in each of our markets. Generally, there are no significant barriers to potential competitors entering our industry or pursuing a business strategy similar to ours. Several companies with established operating histories and greater resources than we have are pursuing activities similar to those we pursue. International SOS provides some crew support services as well as in-flight assistance in two cases. They do not provide the integrated solution of expertise, education and equipment. We cannot assure you that the Company will be able to compete effectively with these competitors, that additional competitors will not enter the market or that this competition will not make it more difficult and costly to retain customers on terms beneficial to us. We cannot assure you that our competitors will not offer similar services at significantly discounted rates with which we may not be able to compete profitably. Our failure to compete successfully for customers may have an adverse effect on our results of operations.
The loss of certain key employees could adversely affect our business.
Our continued success is dependent to a significant degree upon the services of our executive officers and upon our ability to attract and retain qualified personnel experienced in the various phases of our business. The loss of the services of Joan Sullivan Garrett, our Chairman, who, as our founder, is the “face” of the Company and a critical resource for marketing and client development could adversely effect our operations. We could face increased client development, management and operational challenges without this key employee.
We do not maintain key man life insurance for any of our executive officers or key employees other than Joan Sullivan Garrett, with respect to whom we maintain a policy valued at $500,000 under which we are the beneficiary.
Risks Related to our Securities
We will need to monitor and implement finance and accounting systems, procedures and controls.
In connection with our review of our consolidated financial statements for the year ended December 31, 2006 and the audit of those statements by our independent auditors, we determined that our fiscal year 2006 year-end closing process did not ensure that all significant elements of our consolidated financial statements were adequately reviewed and reported on a timely basis. In our post-closing and audit processes, certain issues were discovered by us and our independent auditors that resulted in adjustments to our consolidated financial statements. In addition, we concluded that the controls and procedures for the sales cycle for the year ended December 31, 2006, were not properly designed and were not functioning effectively to provide reasonable assurance that sales transactions were properly processed, recorded, summarized and reported. We discussed these matters before our consolidated financial statements for the year ended December 31, 2006 were completed, and we believe that all transactions are properly accounted for in our consolidated financial statements. However, we have concluded that these items are a result of significant deficiencies that constitute material weaknesses in the design or operation of our internal controls over financial reporting.
Our management is working to identify and implement corrective actions where required to improve the effectiveness and timeliness of our internal controls, including the enhancement of our systems and procedures.
We cannot assure you that the measures we have taken to date or any future measures will adequately remediate the deficiencies or conditions discussed above. In addition, we cannot be certain that other reportable conditions or material weaknesses in our internal controls will not be discovered in the future. Any failure to remediate reportable conditions or material weaknesses or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2003 (the “Sarbanes-Oxley Act”) become applicable to us.
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
Our Common Stock is currently traded only at low volumes on the ASX, and it is not listed or authorized for quotation on any U.S. exchange or quotation system. The price of our stock at any given time may not reflect its true value. Thinly traded stocks like ours are more susceptible to price manipulation and to significant and sudden price changes than stocks that are more widely followed by the investment community and actively traded on a recognized U.S. exchange or quotation system.
Any U.S. listing available to us may not significantly improve our liquidity, and any listing we may obtain may not ensure that our stock trades at its true value.

Although we may seek listing of our shares in the U.S. on a national securities exchange or quotation system at some point in the future, we have not yet determined the timing of doing so or which exchange or quotation system may provide a viable alternative to us, and we cannot assure you that we will meet any applicable listing requirements. As a practical matter, given our market capitalization, our options will be limited to the American Stock Exchange or the Nasdaq Small Cap Market, either of which could provide better liquidity, and quotation on the so-called “pink sheets” by Pink Sheets, LLC, which would provide less liquidity. The pink sheets provide less liquidity because they do not impose any listing standards or a mechanism for automatic trade execution and no relationship exists between the quotation service and the quoted issuer. Typically, issuers whose securities are traded on the pink sheets experience a greater spread between the “bid” and “asked” prices of their securities and greater illiquidity than those whose securities are traded on the American Stock Exchange or the Nasdaq Small Cap Market. Thus, even if our shares are listed in the U.S., the liquidity of our Common Stock may not improve, and quotations on the pink sheets may not accurately reflect the price or prices at which purchasers or sellers would be willing to purchase or sell our Common Stock.
All of the stock options outstanding under our Amended and Restated 1998 Key Employee Stock Option Plan are immediately exercisable, and the exercise of these stock options will dilute our common stockholders and may depress the price of our stock.
As of December 31, 2006 there were options to purchase 1,763,630 shares of our Common Stock outstanding under our Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”), all of which were immediately exercisable. The exercise of these outstanding options will dilute our common stockholders and may depress the price of our stock.
A significant amount of our Common Stock is or may be controlled by individuals or voting blocks, and the interests of such individuals or voting blocks could conflict with those of the other shareholders.
Because our Common Stock is thinly traded, single shareholders with significant holdings or relatively small groups of shareholders have the power to influence matters requiring the approval of shareholders. As of December 31, 2006 approximately 32.5% of our outstanding Common Stock is owned by Joan Sullivan Garrett, our Chairman. Ms. Garrett has the power to influence significantly all matters requiring the approval of our shareholders, including the election of directors and the approval of other significant resolutions, and her interests may conflict with those of the other shareholders. In addition, control of a significant amount of our Common Stock by related parties could adversely affect the market price of our Common Stock.
As of December 31, 2006 approximately 36% of our outstanding Common Stock is directly owned by Best Dynamic Services Limited (“BDS”), a wholly-owned subsidiary of Blue Cross Travel Services B.V., which is a wholly-owned subsidiary of International SOS (EMEA) Holdings N.V. (“ISOSH”) and Bell Potter Nominees and Excellus Investments Pte Ltd, affiliates of ISOSH. Ms. Garrett and BDS entered into Letter Agreements on December 17, 2005 whereby they agreed to certain mutual goals and strategies relating to the direction and control of the Company. See “Item 12. Security Ownership of Certain Beneficial Owners and Management — Arrangements that May Result in a Change of Control of the Company.” These mutual goals and strategies included the circulation of Consent Resolutions for execution by the shareholders that resulted in the election of nine directors, six of whom were nominated by BDS and three of whom were nominated by Ms. Garrett, and the execution of a Shareholder Agreement that required BDS and Ms. Garrett to continue to vote in favor of a slate that consists of at least six directors nominated by BDS for a period of five years.
Additionally, BDS and Ms. Garrett agreed to use their best efforts to assure that James Allen Williams is designated as the Company’s Chief Executive Officer. Mr. Williams was so designated on March 8, 2006. Mr. Williams is a former executive of International SOS Assistance, Inc. (“ISOS”), a company with which we compete occasionally in the Business and Commercial Aviation markets and which dominates the market. BDS is indirectly wholly-owned by the same ultimate parent entity that indirectly wholly owns ISOS. BDS’s ability to elect a majority of our directors, combined with its affiliation with ISOS, could result in the indirect control of our business by ISOS, and the interests of BDS and ISOS may conflict with those of other shareholders. There is also potential that some of our confidential information may leak to ISOS, in which case our business could be damaged.
Together, BDS and Ms. Garrett control a majority of our outstanding Common Stock and have the power to control or influence significantly all matters requiring the approval of our shareholders, and their interests may conflict with those of other shareholders.
You are unlikely to be paid a dividend on shares of Common Stock.
We have never paid a dividend on shares of our Common Stock. At the present time, we do not intend to pay any dividends on these shares. We anticipate that we will use earnings of operations if any, to finance growth. We will continue to evaluate our dividend policy in the future.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Company has a five-year lease with monthly rent payments of $5,900 expiring in July 2008 for office space in Phoenix, Arizona where it operates its kit assembly operations (MedSpace). Our Equipment segment uses this facility.
During 2002, the Company signed a lease for office space in Tempe, Arizona where our headquarters are located. The 16,000 square foot lease began September 1, 2002 and ends December 31, 2009. The Company exercised an option on additional floor space in June 2004. The rental of the expansion space of 5,000 square feet began September 1, 2004. The Company has options on two additional lease periods of five years each. Monthly payments for these leases total $45,000.
The Company also entered into a lease agreement with Banner Health System, a related party through September 2004, to rent approximately 500 square feet at Good Samaritan Regional Medical Center to be used for our Service segment. The lease rate is approximately $1,100 per month beginning October 1, 2003. The lease expires December 31, 2007.
Rent expense, including rent under month-to-month arrangements, for the years ended December 31, 2006, 2005 and 2004 was approximately $704,000, $958,000, and $826,000, respectively.
Item 3. Legal Proceedings
As previously disclosed in the Company’s 2005 Form 10-K, Best Dynamic Services Limited and Joan Sullivan Garrett entered into Letter Agreements (the “Letter Agreements”) dated December 17, 2005, which outlined mutual goals and strategies relating to the direction and control of the Company. The Letter Agreements effected a standstill with respect to all lawsuits pending or threatened between any of the parties and their affiliates, including the action brought by the Company against certain of its shareholders in the United States District Court for the District of Arizona seeking declaratory relief and damages (the “Arizona Litigation”) and the action brought by certain of the Company’s shareholders against the Company and certain of its officers and directors seeking declaratory relief and damages (the “Nevada Litigation,” and together with the Arizona Litigation, the “Litigation”).
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
ASX Regulatory Matters
In 2005, the Company became aware that grants of 350,000 stock options to directors in 2004 and 2005, 50,000 of which have been exercised, were made without the approval of the shareholders of the Company in potential violation of the Listing Rules of the Australian Stock Exchange (“ASX”). The ASX has advised us that the outstanding 2004 and 2005 option grants will have to be cancelled immediately. Our board has voted to cancel these options. The directors who held these options have acknowledged their cancellation and have waived and released the Company from all claims for damages arising out of the cancellation of these options. Although the ASX has taken no action to date, we cannot predict whether the ASX will seek to sanction the Company or pursue other legal action.
Item 4. Submission of Matters to a Vote of Security Holders
There were no items subject to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our shares are not currently traded on any established United States public trading market, but are currently traded on the Australian Stock Exchange (ASX) under ASX Code MDE. Although we may seek listing of our shares in the United States on a national securities exchange or quotation system, we have not yet determined the timing of doing so or which exchange or quotation system, if any, might be a viable alternative, and we cannot assure you that we will meet any applicable listing requirements.
The following table sets forth the high and low sales prices on the Australian Stock Exchange for our Common Stock for the quarterly periods from January 1, 2005 to December 31, 2006.

	All Prices in AUD$
	2006		2005
	High	Low	High	Low
Period
First Quarter	0.97	0.50	0.69	0.50
Second Quarter	0.60	0.44	0.95	0.53
Third Quarter	0.77	0.46	1.15	0.70
Fourth Quarter	1.00	0.65	1.00	0.71
We have never paid a dividend on shares of our Common Stock. At the present time, we do not intend to pay any dividends on these shares. We anticipate that we will use earnings of operations if any, to finance growth. We will continue to evaluate our dividend policy in the future.
There were approximately 1,578 holders of our common stock as of March 28, 2007.
Securities Authorized for Issuance Under Equity Compensation Plans
A table setting forth information about our equity compensation plans is included under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. — Securities Authorized for Issuance Under Equity Compensation Plans.”
Recent Sales of Securities
We issued common stock upon the exercise of common stock options that were issued pursuant to our Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”) as follows:

	Number of	Average
	Shares	Exercise Price
Year ended December 31, 2006	74,377	$0.25
Year ended December 31, 2005	2,445,857	$0.26
Year ended December 31, 2004	1,588,445	$0.26
We issued the options underlying these shares in reliance upon exemptions from registration under Rule 701 under the Securities Act.
The table below sets forth our issuances of stock options for each of the fiscal years ended December 31, 2006, 2005, 2004 and 2003, respectively. These options were issued pursuant to the Plan described under “Executive Compensation — Amended and Restated 1998 Key Employee Stock Option Plan”. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years. These options were issued in reliance upon exemptions from registration under Rule 701 under the Securities Act.

	Number of Shares Available for
	Purchase Pursuant to Options	Average
Period Ended	Granted	Exercise Price
December 31, 2006	130,000	$0.42
2005	80,000	$0.55
2004	1,150,000 (1)	$0.75
2003	3,570,825 (1)	$0.44

(1)	In early 2006, the Company has become aware that grants of 350,000 stock options to directors in 2003 and 2004, 50,000 of which have been exercised, were made without the approval of the shareholders of the Company in potential violation of the Listing Rules of the Australian Stock Exchange (“ASX”). The ASX has advised us that the outstanding 2003 and 2004 option grants will have to be cancelled immediately. Our board has voted to cancel these options. The directors who held these options have acknowledged their cancellation and have waived and released the Company from all claims for damages arising out of the cancellation of these options. Although the ASX has taken not action to date, we cannot predict whether the ASX will seek to sanction the Company or pursue other legal action.
On May 3, 2005 at the annual general meeting, a resolution was reached to issue James E. Lara, President and COO, 1,740,000 warrants (options) outside of the existing stock option plan. Each such warrant entitled the holder to subscribe for one fully paid share of common stock of the Company at an exercise price of $0.68 each, with 100% vesting at December 31, 2007 based upon achievement of the performance condition of $5.6 million in EBITDA at that date. The final exercise date available for the warrants was December 31, 2009. A subsequent board resolution in January 2006 clarified the grant of these warrants to grant 580,000 immediately exercisable warrants, leaving a balance of 1,160,000 warrants that may be granted at a future date. This change was accounted for as a forfeiture of the 1,160,000 warrants during the year ended December 31, 2006. Compensation expense of $232,696 was recorded to general and administrative expense for these warrants in 2006.
Performance Chart
Included below is a line graph and a table comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock against the cumulative total return of the Australian Stock Exchange and the Russell MicrocapTM Index for the period commencing January 20, 2003 (the date the Company’s stock was first listed on the Australian Stock Exchange) and ending December 31, 2006 covering the Company’s four fiscal years ended December 31, 2003, December 31, 2004, December 31, 2005 and December 31, 2006. Our shares opened for trading on the Australian Stock Exchange on January 21, 2003. Prior to that date, the Company was a private company. There were not sufficient transactions in the Company’s common stock prior to January 21, 2003 to provide meaningful valuation comparisons prior to that date.
The Company has included the Australian Stock Exchange because that is where the Company’s shares are traded. The Russell MicrocapTM Index has been selected as a source of comparison because it includes companies with a similar market capitalization to ours. Virtually all of the Company’s direct competitors and peers are privately held companies. We therefore are not able to construct a “peer group” for purposes of comparing returns.

PERFORMANCE CHART

			Russell
			MicrocapTM
Date	MedAire, Inc. (“MDE”)	Australian Stock Exchange	Index
January 20, 2003	100.00	100.00	100.00
December 31, 2003	68.79	126.55	162.93
December 31, 2004	33.53	153.69	185.97
December 31, 2005	57.80	176.80	190.75
December 31, 2006	57.80	192.28	222.30

This graph and table assumes that $100 was invested on January 20, 2003 in the Company’s Common Stock, in the Australian Stock Exchange and in the Russell MicrocapTM Index and that dividends were reinvested.
Item 6. Selected Financial Data
The following table presents selected historical financial data for the Company. The summary historical consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 of the Company and the summary consolidated statement of operations data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 have been derived from our audited consolidated financial statements. The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements included in this Annual Report on Form 10-K.
The following events significantly impacted the Company’s financial results and make year to year comparisons inappropriate. Our past results and/or growth rates are not indicative of future results.
•	MedAire’s disposal of Global Doctor Limited during 2006. For further discussion of this disposal, see the “Overview” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and footnote 14 in the notes to the consolidated financial statements included herein.

•	MedAire’s acquisition of Global Doctor Limited in January 2003. This acquisition increased the Company’s revenues by $2.1 million in 2004 over 2003. For further discussion of this acquisition, see the “Overview” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	MedAire’s initial expansion into the Business Travelers market resulted in increased revenues in 2004 and 2005 primarily as a result of a gross-up of revenue and expense related to medical and evacuation fees.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands except per share data)
Revenue	$30,149	$28,363	$25,358	$17,598	$11,336
Expenses
Cost of revenues	18,297	18,381	16,975	12,005	7,493
Sales & marketing	5,209	4,524	4,157	3,724	2,583
General & administrative	6,693	5,195	3,341	2,561	1,541
Accrued compensation	—	—	—	715	—
Depreciation and amortization	705	954	996	596	451

Operating loss	(755)	(691)	(111)	(2,003)	(732)

Other income (expense)	(845)	296	47	65	11
Income tax expense (benefit)	—	—	958	(867)	(182)
Minority interest in net income of minority subsidiary	—	—	—	(149)	(97)

Net loss	$(1,600)	$(395)	$(1,022)	$(1,220)	$(636)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.02)	$(0.02)	$(0.02)

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands except per share data)
ASSETS
Current assets
Cash and cash equivalents	$3,860	$1,957	$1,141	$3,811	$1,144
Other current assets	7,346	7,639	8,541	6,108	2,353

Total current assets	11,206	9,596	9,682	9,919	3,497

Fixed assets, net	1,652	1,767	2,014	1,435	1,367
Goodwill	795	795	795	795	—
Identifiable intangibles, net	165	263	368	22	28
Other long term assets	174	212	150	1,083	917

Total assets	$13,992	$12,633	$13,009	$13,254	$5,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$10,865	$9,000	$9,632	$9,129	$3,610
Long term liabilities	1,257	924	917	982	1,246

Total liabilities	12,122	9,924	10,549	10,111	4,856

Stockholders’ equity
Preferred stock	—	—	—	—	—
Common stock	58	57	55	53	36
Additional paid-in capital	6,679	6,142	5,501	5,088	1,611
Accumulated deficit	(4,879)	(3,278)	(2,883)	(1,861)	(641)
Accumulated other comprehensive income (loss)	12	(212)	(213)	(137)	(53)

Total liabilities and stockholders’ equity	$13,992	$12,633	$13,009	$13,254	$5,809

Please refer to the Notes to the Consolidated Financial Statements on pages F-10 through F-28 for consideration.

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
Overview
Established in 1985, we provide integrated health solutions to companies that are responsible for employees, customers and guests who are at risk as a result of living, working or traveling in remote environments. These solutions are comprised of three major components (representing three of our four reportable segments): 24/7/365 situation management services, including real-time medical assistance from board certified emergency physicians; training, education and information; and medical resources such as medical kits. We sell these services and products primarily into four markets: Business and General Aviation, Commercial Aviation, Private Maritime and Commercial shipping.
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
Also in April 2002, we launched a new key product offering, GlobaLifeline, directed at serving the medical and security needs of international business travelers and expatriates from U.S. corporations, resulting in MedAire’s expansion into our fourth market, Business Travelers. While we have de-emphasized this market as a strategic growth area, we continue to service and renew existing contracts.
In January 2003, we acquired the remaining outstanding shares of Global Doctor in a merger transaction. We paid cash of $6,210, issued 10,753,765 shares of common stock, and issued 1,110,824 options to purchase our common stock to Global Doctor shareholders. The transaction was recorded under the purchase method of accounting and the results of operations of Global Doctor and the fair value of the assets acquired and liabilities assumed were included in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $712,000 in intangible assets that are being amortized over periods of three to fifteen years. We also recorded $927,665 of goodwill. The goodwill recorded, per SFAS No. 142, “Goodwill and Other Intangible Assets,” is not amortized until a point where it is considered to be impaired. The Global Doctor goodwill of $927,665 was allocated to the Global Doctor segment in the amount of $132,199 and to the Service segment in the amount of $795,466 as synergies were identified at the date of purchase. The $795,466 of goodwill allocated to the Service segment was impairment tested in accordance with SFAS 142, and no impairment existed as of December 31, 2006. The $132,199 of goodwill originally allocated to the Global Doctor segment was classified in the consolidated balance sheet as held for sale-assets at December 31, 2005 and was written off to loss on sale of subsidiary in the consolidated statement of operations for the year ended December 31, 2006. See Note 14 to the Consolidated Financial Statements for further information.
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
In April 2004, we acquired substantially all of the assets of the Medical Advisory Services (MAS) division of Digital Angel Corporation. MAS provided medical advisory services to the Commercial Maritime industry. We paid Digital Angel Corporation $386,005 in cash for MAS. We recorded the transaction under the purchase method of accounting, and we included the results of operations of MAS and the fair value of the assets acquired and liabilities assumed in our consolidated financial statements beginning on the acquisition date. In connection with this acquisition, we recorded $420,000 in intangible assets that are being amortized over periods of one to five years. The acquisition of MAS marked our entrance into a sixth market.
Since late 2005, we pursued the sale of our Global Doctor network of medical clinics consisting of eight western-standard medical clinics in Asia, operating under the name Global Doctor. There were six facilities in China, one in Bangkok, Thailand and one in Jakarta, Indonesia. Although the Global Doctor clinic network had steadily grown its revenue, the operations were unable to reach the break-even point in the three years the Company owned and operated the network. We were uncertain as to the network’s ability to reach the break-even point in future years and, therefore, we decided that selling the clinics and entering into preferred provider agreements with the new owners would be in the best interests of the Company’s clients and shareholders. During the year ended December 31, 2006, the Company completed the sale of the medical clinics. See Note 14 to the Consolidated Financial Statements for further information.
Key Trends Influencing our Operating Results
The following represents key trends that are currently influencing our operations. The Company cannot be assured that these trends will continue to affect future results of operations.
Globalization influences our operating results by creating more demand for our services. As companies continue to expand and “go global,” their need to provide medical services for their traveling employees increases. Our service offerings provide corporations with an answer to their concerns about providing a certain level of care to their employees. The increase in world travel, particularly via commercial airline, influences our operating results.
Contractual pricing with commercial airlines is based, to a large extent, upon the amount of RPK’s (revenue passenger kilometers) flown in the prior year. As the amount of RPK’s increases, and assuming we maintain our commercial airline clients, our results of operations will be positively impacted. RPK growth in the entire commercial airline industry is anticipated to grow in 2007. MedAire’s existing airline clients experienced an RPK growth rate in 2006.
While we believe that the continued globalization movement will continue to be a source of growth for MedAire, it does carry risks. Any events that could, for any reason, lead to a reduction in either domestic or international travel could have a negative impact on MedAire’s overall business due to a slowing in global commerce. Such destabilizing events could include pandemic events, re-occurrence of SARS, terrorist activity of similar or greater magnitude than the September 11, 2001 events in the U.S., a continued rise in crude oil pricing impacting the financial viability of our airline clients or major disruptions to the general availability of fuel.

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
In the commercial shipping market, the company currently serves approximately 500 ships, which is a small fraction of the available market. This is a positive indicator as MedAire focuses more intently upon providing this market with medical advisory services and pharmaceuticals.
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
In conjunction with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, revenue from multiple-deliverable arrangements are accounted for as separate units of accounting, as the delivered items have value on a stand alone basis, if there is objective and reliable evidence of the fair value, and delivery or performance of the undelivered item is probable and in the Company’s control.
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

Evacuation and Case Fee Revenue
In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, the Company records evacuation and case fee revenues and the related cost of evacuation revenues gross as a principal.
Accounts receivable:
Accounts receivable are carried at original invoice amount less an estimate for an allowance for sales returns and an allowance for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Based on the information available, the Company believes the allowance for doubtful accounts is adequate as of December 31, 2006 and 2005. Recoveries of accounts receivable previously written off are recorded when received.
Interest is not charged on accounts receivable.
Unbilled revenue represents revenue earned but not yet invoiced. The majority of the balance relates to commercial airline crew support and other health cases that are unbilled at the end of the reporting period. These amounts are invoiced to customers once all healthcare costs associated with the case have been accumulated. The remaining balance relates to training and other revenue earned in the period but not invoiced. Unbilled training and other revenues are invoiced in the following month.
In order to increase cash flow, the Company has historically followed a practice of invoicing customers one month in advance of the commencement of services. These invoices are recorded as accounts receivable and deferred revenues at the time the amount is invoiced to the customer, and revenue is recognized ratably over the service period once it commences. The amount of accounts receivable and deferred revenues recorded for these prebillings was $1,529,302, $1,164,966, and $1,108,990 as of December 31, 2006, 2005 and 2004, respectively.
Identifiable intangibles and goodwill
Identifiable intangibles and goodwill were recorded upon the initial acquisitions of Global Doctor and Medical Advisory Services. Goodwill represents the excess of the purchase price over the fair market value of the identifiable assets acquired (see Note 14 to the Financial Statements). SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) prescribes a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate the assets might be impaired. There were no indicators of impairment in the year ended December 31, 2006. The reporting units are each evaluated as a whole for goodwill impairment testing. The estimated fair values of our reporting units at each testing period exceed the future cash flows of those units.
In connection with the sale of the Global Doctor clinics, the Company wrote off $132,000 of goodwill during the year ended December 31, 2006. See additional information related to the sale of Global Doctor in the footnotes to the consolidated financial statements included herein.
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

Subsequent events
There have been no significant events subsequent to December 31, 2006, through the date of this filing.
New accounting pronouncements:
In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material such matters.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.
In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Results of Operations
The following table sets forth the historical revenue mix of the Company expressed as a percentage of total revenues as well as the costs of revenues expressed as a percentage of their respective revenue types for each period. The period-to-period comparisons of our operating results may not be indicative of results for any future period.

	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Revenues, net
Service	66.1%	67.1%	63.1%
Equipment	23.0%	20.9%	25.4%
Education	10.9%	12.0%	11.5%

Total revenues, net	100.0%	100.0%	100.0%
Costs of revenues
Service	61.6%	64.9%	67.7%
Equipment	60.3%	71.2%	69.2%
Education	55.7%	53.2%	57.7%
Total costs of revenues	60.7%	64.8%	66.9%
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Revenues
Revenues in the year ended December 31, 2006 were $30.1 million compared to $28.4 million in the year ended December 31, 2005, an increase of $1.7 million or 6%. No one customer accounted for more than 10% of our revenues in the years ended December 31, 2006 or 2005. The increase in revenue was primarily driven by a combination of price increases and volume, offset by a decrease in Global Doctor segment revenue due to the sale of Global Doctor operations midway through 2006.
Service Revenues. Our service revenues increased to $19.9 million in the year ended December 31, 2006 from $19.0 million in the year ended December 31, 2005, an increase of 5%. The increase in service revenues was related to an increase of $1.7 million in case fees and evacuation revenues and $1.0 million in MedLink services, offset by a $1.8 million decrease in Global Doctor segment revenue due to the sale of Global Doctor operations. The increase in case fees and evacuation revenue was primarily driven by raising non-client case fees and an increased demand for medical evacuations and consultations. The increase in MedLink services was primarily driven by an increase in the number of business aviation customers as well as increased billings to our existing commercial aviation customers in the U.S. and Europe and to a lesser extent, an increase in maritime customers. Service revenues represented 66% and 67% of our total revenues for the years ended December 31, 2006 and 2005, respectively.
Equipment Revenues. Our equipment revenues increased to $6.9 million in the year ended December 31, 2006 from $5.9 million in the year ended December 31, 2005, an increase of 17%. The increase in equipment revenues was due to an increase of $0.4 million in defibrillator sales driven by clients upgrading their old units to meet new guidelines issued by the American Heart Association. The remainder of the increase in equipment revenue was associated with the increased demand in other new kits and kit repairs in all markets the Company serves. Equipment revenues represented 23% and 21% of total revenues for the years ended December 31, 2006 and 2005, respectively.
Education Revenues. Our education revenues decreased to $3.3 million in the year ended December 31, 2006 from $3.4 million in the year ended December 31, 2005, a decrease of 4%. The decrease in education revenues primarily relates to federal training in December 2005 that was not repeated in 2006. Education revenues represented 11% and 12% of total revenues for the years ended December 31, 2006 and 2005, respectively.
Cost of Revenues
Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical services to customers, including clinic operations and the operation of our GRC. Our cost of service revenues was $12.3 million for both the years ended December 31, 2006 and December 31, 2005, representing 62% and 65%, respectively, of service revenues in the respective periods. An increase in evacuation costs which was associated with the related increase in case fee and evacuation revenue was offset by a decrease in clinic operations cost due to the sale of Global Doctor operations. An increase in GRC operation cost was offset by the decrease in security operation cost and federal program cost. The increase in margin was due to our ability to achieve economies of scale as our business grows. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix and the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow and we continue to make operational efficiency improvements in service delivery.

Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies, as well as personnel costs to assemble the kits. Cost of equipment revenues remained consistent at $4.2 million for the years ended December 31, 2006 and 2005, representing 60% and 71% as a percentage of equipment revenues in the respective periods. The increase in margin primarily represented economies of scale in our material cost as well as improved productivity resulting from the restructuring of our assembly process. We do not expect to continue seeing large improvements in the margins associated with equipment revenue as we believe we have achieved maximum economies of scale.
Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues remained consistent at $1.8 million for the years ended December 31, 2006 and December 31, 2005, respectively, representing 56% and 53% as a percentage of education revenues in the respective periods. The decrease in margin primarily represented a small loss of economies of scale due to the 4% decrease in revenue. We anticipate as we grow education revenues that we will regain the economies of scale resulting in an improved margin.
Operating Expenses
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses increased to $5.2 million in the year ended December 31, 2006 from $4.5 million in the year ended December 31, 2005, an increase of 15%. The increase of 15% primarily reflects garden leave accruals for two executive employees in accordance with their agreements and higher sales commissions due to increased sales. We anticipate sales and marketing expense as a percentage of revenues to decrease in future periods as the company makes investments in market research and business development within our core markets that we expect to drive future revenue growth.
General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses increased to $6.7 million in the year ended December 31, 2006 from $5.2 million in the year ended December 31, 2005, an increase of 29%. The increase is related to several different factors: increased legal fees of approximately $0.2 million for shareholder actions, $0.2 million related to adoption of the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and $0.4 million of expense for garden leave obligations for executive employees in accordance with their employment agreements. Additionally, due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested, and the Company recognized $0.3 million of expense in 2006. The remainder of the increase is related to the increased staffing costs necessary to manage and support the expansion of our operations, particularly as they relate to information technology (IT). General and administrative expenses represented 22% and 18% of our total revenues for the years ended December 31, 2006 and 2005, respectively. We anticipate general and administrative expenses as a percentage of total revenues will decrease in future periods, although there will be additional expenses as we move to become compliant with the Commission’s rules and regulations, including those imposed by the Sarbanes-Oxley Act of 2002.
Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization decreased to $0.7 million for the year ended December 31, 2006 compared to $1.0 million for the year ended December 31, 2005. The decrease is due to the assets of Global Doctor being classified as held for sale as of December 31, 2005, and therefore not being further depreciated or amortized during 2006.
Other Income and Expenses
Loss on Sale of Subsidiary. The loss on sale of subsidiary during the year ended December 31, 2006, represents the loss of $0.8 million on the sale of the eight Global Doctor medical clinics. See additional discussion of the loss on sale of subsidiary in the footnotes to the consolidated financial statements included herein.
Write-off of Long-term Asset. The write-off of long-term asset during the year ended December 31, 2006, represents a $0.1 million write-off of an investment made in a Chinese hospital construction project during 2004.
Interest Income. Interest income increased to $68,000 in the year ended December 31, 2006, from $43,000 in the year ended December 31, 2005, primarily due to a higher average cash balance during the year ended December 31, 2006.
Interest Expense. Interest expense increased to $25,000 in the year ended December 31, 2006, from $21,000 in the year ended December 31, 2005, primarily due to new capital leases for the purchase of equipment which were executed in the third and fourth quarters of fiscal 2006.
Income Tax Expense. We continue to have a 100% valuation allowance against our net deferred tax assets as of December 31, 2006.
As a result, we have no income tax benefit or expense in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
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
Subsequent to the purchase date, there was a change in the economic situation surrounding the value of iron ore. Due to an increase in iron ore commodity prices, the future expected cash inflows from the mining rights increased. This allowed MedAire to find another buyer in November 2003. However, a change in economic events occurring subsequent to the purchase date does not factor into the purchase price allocation (even if it is within the one year allocation period). We believe we are being consistent with paragraph B179 of SFAS No. 141, “Business Combinations” (FAS 141), when we consider the economic events occurring after the purchase to be reflected in income.

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
Liquidity and Capital Resources
As of December 31, 2006, we had unrestricted cash and cash equivalents of $3.9 million, an increase of $2.4 million from December 31, 2005. Our working capital, excluding the current portion of deferred revenues at December 31, 2006 was $7.2 million, compared to $6.0 million at December 31, 2005.
For the Years Ended December 31, 2006, 2005 and 2004
Our operating activities resulted in net cash flows of $1.7 million and $1.2 million in 2006 and 2005, respectively, and net cash used of $0.6 million in 2004. For the year ended December 31, 2006, cash outflows from net losses were primarily offset by depreciation expense, loss on the disposal of Global Doctor, stock based employee compensation and decreases in unbilled revenue and accounts payable and accrued expenses, which were partially offset by an increase in accounts receivable. For the year ended December 31, 2005, cash outflows from net losses were decreased by depreciation expense, collections on accounts receivable, and decreases in unbilled revenue slightly offset by an increase in prepaid expenses and other current assets and a decrease in accounts payable and accrued expenses. The cash used by operations in the year ended December 31, 2004 was primarily related to the following issue: during the latter half of 2004, we experienced a temporary increase in accounts receivable due to our inability to invoice our customers. This was the direct result of the implementation of an integrated enterprise-wide computer system. We believe this had a negative impact to cash flow of approximately $1.0 million in 2004. Collection of these accounts receivable positively impacted the operating cash flows in the first quarter of 2005.
Cash provided by investing activities was $0.6 million in 2006, resulting from the release of restricted cash related to the cancellation of the line of credit requirements in 2006 and net cash received from the sale of the Global Doctor operations, offset by the purchase of capital equipment. Cash used in investing activities was $0.9 million in 2005, and $2.4 million in 2004, resulting primarily from the purchase of capital equipment in each of the two years, classification of restricted cash in 2005, the aggregate total cash consideration and related expense paid in connection with the MAS acquisition and the cash paid relative to the long term asset investment in 2004.
Cash used in financing activities totaled $10,000 in 2006 and $5,000 in 2005, and cash provided by financing activities totaled $0.3 million in 2004, resulting primarily from the proceeds from the exercise of common stock options, offset by the repayment on the line of credit, and the repayment of a note payable in 2006, proceeds from the exercise of common stock options offset by net payments on a line of credit and a repayment of debt in 2005, and proceeds from the issuance of stock options in 2004 offset by net payments on a line of credit and repayments of debt and capital lease obligations.
Liquidity Summary
We believe that our existing cash and cash equivalents combined with our operating results will be sufficient to meet our anticipated cash needs for working capital and limited capital expenditures over the next year.

Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support business development efforts and expansion of sales and marketing, the timing of introductions of new products and services and the exploration of new markets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our existing shareholders. If additional funds are raised through the issuance of debt securities, the debt would have rights, preferences and privileges senior to holders of common stock and the terms of the debt could impose restrictions on our operations. We cannot assure you that such additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain the necessary additional capital, we may be required to reduce the scope of our planned business development and sales and marketing efforts, which could have a material adverse effect on our business, financial condition and operating results.
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
Contractual Obligations
The following table sets forth the Company’s contractual obligations by type and payment due dates as of December 31, 2006.

	Payment Due by Period
					More Than
	Total	2007	2008-2009	2010-2011	5 Years
Contractual Obligations
Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	470,437	87,836	191,253	191,348	—
Operating Lease Obligations	1,985,924	675,036	1,285,860	25,028	—
Purchase Obligations (accounts payable and accrued expenses)	3,923,845	3,923,845	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP (Deferred revenue)	7,727,815	6,853,153	656,911	217,751	—
Employment Agreements(1)	1,933,000	1,141,000	500,000	292,000	—

Total	$16,041,021	$12,680,870	$2,634,024	$726,127	$—

(1)	Represents post-termination compensation payments that would be required to be made pursuant to employment agreements with twenty executive officers and key employees had those individuals’ service with the Company ceased at December 31, 2006. In addition, post-termination benefits, which vary by individual, are also required to be made.
In July 2006, the Company entered into four separate five year lease agreements to lease a new telephone system and related equipment for the Company’s headquarters in Tempe, Arizona and the MedSpace operations. The system and equipment were installed and placed into service in October 2006. The total net present value of the lease payments of $478,000, discounted at a 9.9% interest rate, was capitalized and the offsetting lease obligations were recorded during the fiscal year ended December 31, 2006. The combined monthly payments of approximately $10,000 are payable through late 2011.
The Company has a capital lease for telephone equipment with monthly payments of approximately $700 through August 2008, including interest at a rate of 8.195%. The lease was collateralized by the equipment. Total assets under this capital lease were approximately $36,000 with accumulated amortization of $16,600 at December 31, 2005. The assets under this capital lease were disposed of as a result of the installation of the new telephone system in October 2006. A loss of $14,000 was recorded on the disposal. The Company continues to make lease payments under this agreement as the lease agreement is non-cancellable. The total remaining capital lease obligation was $13,400 as of December 31, 2006.
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
Beginning January 1, 2003 the functional currencies for our Chinese, Indonesian, Thai, and Australian operations are Yuan Renminbi,

Rupiah, Baht, and Australian dollars, respectively. Beginning January 1, 2004, the functional currency for our European operations is Pounds Sterling. As a result of sale of Global Doctor operations, the functional currency for US operations is US Dollars and the functional currency for our European operations is Pounds Sterling. As such, there is potential market risk exposure for our future earnings due to changes in exchange rates. Given the relatively short duration of our international monetary assets and liabilities, the relative stability of these currencies compared to the U.S. dollar, and the relative size of our international operations, we consider this exposure to be minimal. We believe that a 10% change in exchange rates would not have a significant impact on our future earnings.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     (a) Effective January 1, 2007, Epstein, Weber & Conover, P.L.C. (“EWC”) combined its practice with Moss Adams LLP (“Moss Adams”) and therefore resigned as the Company’s independent registered public accounting firm. According to information provided to the Company, all of the partners of EWC have become partners of Moss Adams.
     EWC was appointed the Company’s independent registered public accounting firm effective June 30, 2006. In connection with their reviews of the interim periods from June 30, 2006 through January 1, 2007, there were no disagreements with EWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of EWC, would have caused EWC to make reference to the matter in its report. In connection with their reviews of the interim periods from June 30, 2006 through January 1, 2007, there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).
     EWC was provided a copy of the foregoing disclosures and was requested to furnish the Company with a letter addressed to the United States Securities and Exchange Commission stating whether or not it agrees with the above disclosures. A copy of the letter furnished pursuant to that request was filed as Exhibit 16.1 to the Current Report on Form 8-K filed by the Company on January 29, 2007.
     (b) Effective January 1, 2007, the Company engaged Moss Adams to act as the Company’s principal independent accountant. The Audit Committee of the Board approved the decision to engage Moss Adams.
     During the two year period from January 1, 2005 through January 1, 2007, the Company did not consult Moss Adams regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was the subject of a disagreement with its former accountants or a reportable event as those terms are defined in Item 304.
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures for the closing the books cycle as of the end of the period covered by this report were not properly designed and were not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. In addition, the Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures for the sales cycle as of the end of the period covered by this report were not properly designed and were not functioning effectively to provide reasonable assurance that sales transactions are properly recorded, processed, summarized and reported. The Company is currently evaluating the process of closing the books and recording sales and will consider implementing changes in internal controls in this area.

     (b) Change in Internal Control over Financial Reporting
     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
There were no items to be disclosed relative to the fourth quarter 2006 that have not otherwise been disclosed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our Executive officers, Board of Directors, code of ethics, compliance with Section 16(a) of the Exchange Act; changes to procedures by which security holders may recommend nominees to the board of directors, and audit committee is incorporated herein by reference to the sections entitled “Directors and Executive Officers”, “Code of Business Conduct and Ethics,” and “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors” in our 2007 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the section entitled “Compensation of Directors and Executive Officers” in our 2007 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the section entitled “Voting Securities and Principal Holders Thereof” in our 2007 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions
The information required by this item is incorporated herein by reference in our 2007 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference in our 2007 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
           1. Financial Statements:
                  All financial statements as set forth under Item 8 of this report.
           2. Supplementary Financial Statement Schedules:
                  Schedule II – Valuation and qualifying accounts.

	Balance at	Additions –	Additions - Charged
	Beginning of	Charged to costs	to other accounts –		Deductions –	Balance at end of
Description	Period	and expenses	describe		describe	period
Year ended December 31, 2006
Allowance for doubtful accounts	$309,000	$115,000	$38,000	(1)	$(56,000) (2)	$406,000
Deferred tax asset valuation	$1,117,800	$—	$541,200	(3)	$—	$1,659,000
Year ended December 31, 2005
Allowance for doubtful accounts	$210,000	$99,000	$—		$—	$309,000
Deferred tax asset valuation	$1,031,300	$—	$86,500	(3)	$—	$1,117,800

(1)	Amount represents items charged to sales returns.
(2)	Amount represents recoveries of amounts previously written off.
(3)	The addition to the deferred tax asset valuation is due to the change in deferred tax asset ending balance, per the annual SFAS No. 109, Accounting for Income Taxes, calculation performed to assess the Company’s tax position. The ending valuation amount is never greater than the related deferred tax asset balance.
Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.
           3. Exhibits. See following for a list of the exhibits filed as a part of this annual report.
EXHIBIT INDEX
TO ANNUAL REPORT ON FORM 10-K

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation dated October 9, 2002.[3]

3.2	Amended and Restated By-laws dated August 23, 2005.[2]

4.1	Issuer Sponsored Statement of Holdings.[3]

10.1	Merger Implementation Agreement by and between Global Doctor Limited and MedAire, Inc. dated July 31, 2002.[2]

10.2	Stock Purchase Agreement by and between MedCrew, MedSpace and MedAire, Inc. dated December 31, 2003.[2]

10.3	Asset Purchase Agreement by and between Digital Angel Corporation and MedAire, Inc. dated April 8, 2004.[2]

10.4	Employment Agreement as amended and restated by and between Mr. James Lara and MedAire, Inc. dated September 15, 2005.2 7

10.5	Employment and Severance Agreement by and between Ms. Joan Sullivan Garrett and MedAire, Inc. dated December 18, 2000.2 7

10.6	Amended and Restated 1998 Key Employee Stock Option Plan.2 7

10.7	Form Non-Qualified Stock Option Agreement.3 7

10.8	Form Incentive Stock Option Agreement.3 7

10.9	Office Lease Hayden Ferry Lakeside Phase 1 by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated March 7, 2002.[2]

10.10	First Amendment to Rooftop License Agreement by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated March 11, 2003.[2]

10.11	Second Amendment to Hayden Ferry Lakeside Phase I Office Lease by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated April 20, 2004.[2]

10.12	Third Amendment to Hayden Ferry Lakeside Phase I Office Lease by and between Hayden Ferry Lakeside, LLC and MedAire, Inc. dated June 3, 2004.[2]

10.13	Services and Support Agreement by and between Banner Health System and MedAire, Inc. dated October 1, 2002.[2]

10.14	Lease Agreement by and between Banner Health System and MedAire, Inc. dated October 1, 2002.[2]

Exhibit	Description
10.15	Change in Terms Agreement by and between Desert Hills Bank and MedAire, Inc. dated April 29, 2005.[3]

10.16	Business Loan Agreement by and between Desert Hills Bank and MedAire, Inc. dated April 29, 2005.[3]

10.17	Commercial Security Agreement by and between Desert Hills Bank and MedAire, Inc. dated April 29, 2005.[3]

10.18	2006 Executive Bonus Program.4 7

10.19	Convertible Note Facility Agreement by and between Global Doctor Limited and Zero Nominees Pty Limited dated February 14, 2001, as amended August 20, 2002.[4]

10.20	Form of Indemnity Agreement between MedAire, Inc. and its officers and directors.[5]

10.21	Employment Agreement by and between MedAire, Inc. and Joan Sullivan Garrett, effective as of March 1, 2006. 8 7

10.22	Employment Agreement by and between MedAire, Inc. and James E. Lara, effective as of January 1, 2006. 8 7
10.23	Employment Agreement by and between Mr. James A. Williams and MedAire, Inc. effective as of March 1, 2006. 8 7

10.24	Share Sale Agreement dated January 27, 2006 by and between MedAire, Inc. and Global Health Care Pty Ltd. [9]

10.25	Share Sale Agreement dated June 1, 2006 by and between MedAire, Inc. and David Wai Ming Wong [10]

10.26	Share Sale Agreement dated June 9, 2006 by and between PT Medika Jasa Utama and Major Rich Limited. [11]

10.27	Share Sale Agreement dated July 28, 2006 by and between PT Medika Jasa Utama and Major Rich Limited. [12]

10.28	Employment Agreement by and between Mr. Roger Sandeen and MedAire, Inc. effective as of July 24, 2006. 13 7

16.1	Former Accountants’ Acknowledgment.[2]

16.2	Former Accountants’ Acknowledgment.[14]

21.1	List of subsidiaries.[4]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [1]

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [1]

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

[2]	Filed with MedAire, Inc.’s Registration Statement on Form 10, October 3, 2005.

[3]	Filed with MedAire, Inc.’s Amendment No. 1 to Registration Statement on Form 10, November 14, 2005.

[4]	Filed with MedAire, Inc.’s Amendment No. 2 to the Registration Statement on Form 10, December 20, 2005.

[5]	Filed with MedAire, Inc.’s Amendment No. 3 to the Registration Statement on Form 10, February 6, 2006.

[6]	Filed with MedAire, Inc.’s Information Statement on Schedule 14c, February 9, 2006.

[7]	Management Compensatory Plan or Arrangement.

[8]	Filed with MedAire, Inc’s Annual Report on Form 10-K, March 30, 2006

[9]	Filed with MedAire, Inc’s Form 8-K, January 2, 2006

[10]	Filed with MedAire, Inc’s Form 8-K, June 5, 2006

[11]	Filed with MedAire, Inc’s Form 8-K, June 14, 2006

[12]	Filed with MedAire, Inc’s Form 8-K, August 7, 2006

[13]	Filed with MedAire, Inc’s Quarterly Report on Form 10-Q, November 14, 2006

[14]	Filed with MedAire, Inc’s Form 8-K, January 29, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2007	MEDAIRE, INC.
	By:	/s/ James Allen Williams
James Allen Williams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James Allen Williams	Chief Executive Officer and Director	March 30, 2007
James Allen Williams	(Principal Executive Officer)

/s/ Roger D. Sandeen	Chief Financial Officer	March 30, 2007
Roger D. Sandeen	(Principal Financial and Accounting Officer)

/s/ Joan Sullivan Garrett	Chairman and Director	March 30, 2007
Joan Sullivan Garrett

/s/ Gregory J. Bell	Director	March 30, 2007
Gregory J. Bell

/s/ Terry Giles	Director	March 30, 2007
Terry Giles

/s/ Dr. Roy Herberger	Director	March 30, 2007
Dr. Roy Herberger

/s/ Neil Hickson	Director	March 30, 2007
Neil Hickson

/s/ John Jessup	Director	March 30, 2007
John Jessup

/s/ John McCormack	Director	March 30, 2007
John McCormack

/s/ Sandra Wadsworth	Director	March 30, 2007
Sandra Wadsworth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
     of MedAire, Inc. and Subsidiaries
     Tempe, Arizona
          We have audited the accompanying consolidated balance sheet of MedAire, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MedAire, Inc. and Subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
          As described in Note 1 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.
/s/ Moss Adams LLP
Scottsdale, Arizona
March 27, 2007

Report of Independent Registered Accounting Firm
To the Board of Directors
MedAire, Inc. and Subsidiaries
Tempe, Arizona
We have audited the accompanying consolidated balance sheet of MedAire, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule of MedAire, Inc. and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of MedAire, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the two years in the period ended December 31, 2005, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ McGladrey & Pullen, LLP
Phoenix, Arizona
March 30, 2006

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,860,110	$1,457,010
Restricted cash (Note 4)	—	500,000
Accounts receivable, net of allowance for doubtful accounts of $406,000 and $309,000 at December 31, 2006 and 2005, respectively	5,517,129	3,960,678
Unbilled revenue	614,958	777,017
Inventory	393,022	431,488
Notes receivable – short term (Note 14)	50,472	—
Held for sale – assets (Note 14)	—	1,265,752
Prepaids and other current assets	770,197	1,203,852

Total current assets	11,205,888	9,595,797
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 14)	1,651,933	1,767,321
GOODWILL (Note 9)	795,466	795,466
IDENTIFIABLE INTANGIBLES, net (Note 3)	165,059	263,356
DEPOSITS	135,590	111,187
NOTES RECEIVABLE – LONG TERM (Note 14)	38,486	—
OTHER LONG TERM ASSETS	—	100,000

	$13,992,422	$12,633,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable (Note 10)	$735,952	$573,517
Current maturities of capital lease obligations (Note 7)	87,836	7,259
Held for sale – liabilities (Note 14)	—	537,432
Short term notes payable (Note 5)	353,219	—
Accrued expenses (Notes 10 and 15)	2,834,674	2,455,515

Current liabilities before deferred revenue	4,011,681	3,573,723
Current portion of deferred revenue	6,853,153	5,426,121

Total current liabilities	10,864,834	8,999,844
LONG TERM CAPITAL LEASE OBLIGATIONS, less current maturities (Note 7)	382,601	13,497
DEFERRED REVENUE, less current portion	874,662	910,556

TOTAL LIABILITIES	12,122,097	9,923,897
COMMITMENTS AND CONTINGENCIES (Notes 7 and 13)
STOCKHOLDERS’ EQUITY (Notes 6 and 12)
Preferred stock; voting, $.001 per share; 10,000,000 shares authorized, none issued	—	—
Common stock; voting, $.001 par value; 100,000,000 shares authorized 57,527,960 and 57,453,583 shares, respectively, issued and outstanding at December 31, 2006 and 2005	57,528	57,454
Additional paid-in capital	6,678,897	6,142,442
Accumulated deficit	(4,878,610)	(3,278,267)
Accumulated other comprehensive income (loss)	12,510	(212,399)

Total stockholders’ equity	1,870,325	2,709,230

	$13,992,422	$12,633,127

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues, net
Services	$19,940,723	$19,022,266	$15,996,440
Equipment	6,943,442	5,931,951	6,431,748
Education	3,264,346	3,409,164	2,930,168

Total revenues, net	30,148,511	28,363,381	25,358,356

Costs of revenues
Services	12,290,439	12,344,089	10,835,757
Equipment (Note 10)	4,188,041	4,222,814	4,448,346
Education	1,818,458	1,814,396	1,690,619

Total costs of revenues	18,296,938	18,381,299	16,974,722

Gross profit	11,851,573	9,982,082	8,383,634

Operating expenses
Sales and marketing	5,208,633	4,523,853	4,157,571
General and administrative (Note 10)	6,693,405	5,195,090	3,341,371
Depreciation and amortization	704,905	953,604	995,501

Total operating expenses	12,606,943	10,672,547	8,494,443

Operating loss	(755,370)	(690,465)	(110,809)

Other income (expense)
Loss on sale of subsidiary (Note 14)	(787,816)	—	—
Write-off of long-term assets and other (Note 1)	(100,876)	—	—
Gain on sale of mining rights (Note 7)	—	273,465	66,900
Interest income	68,393	42,959	23,116
Interest expense	(24,674)	(20,857)	(43,069)

Total other income (expense)	(844,973)	295,567	46,947

Net loss before income taxes	(1,600,343)	(394,898)	(63,862)
Income tax expense (Note 8)	—	—	958,437

Net loss	$(1,600,343)	$(394,898)	$(1,022,299)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)	$(0.02)

Weighted average number of shares used in computation:
Basic	57,500,968	56,705,004	54,135,355
Diluted	57,500,968	56,705,004	54,135,355
See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net loss	$(1,600,343)	$(394,898)	$(1,022,299)
Other comprehensive income (loss):
Accumulated translation reclassification adjustment on Global Doctor	217,328
Currency translation gain (loss)	7,581	181	(75,860)

Comprehensive loss	$(1,375,434)	$(394,717)	$(1,098,159)

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	Number of
	Shares of		Additional		Accumulated
	Common	Common	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income (Loss)	Total Equity
Balance at December 31, 2003	53,419,281	$53,420	$5,087,647	$(1,861,070)	$(136,720)	$3,143,277
Net loss for year ended December 31,2004	—	—	—	(1,022,299)	—	(1,022,299)
Exercise of stock options (Note 12)	1,588,445	1,588	413,159	—	—	414,747
Non-qualified stock option expense (Note 12)	—	—	417	—	—	417
Foreign currency translation adjustments	—	—	—	—	(75,860)	(75,860)

Balance at December 31, 2004	55,007,726	$55,008	$5,501,223	$(2,883,369)	$(212,580)	$2,460,282
Net loss for year ended December 31, 2005	—	—	—	(394,898)	—	(394,898)
Exercise of stock options (Note 12)	2,445,857	2,446	641,219	—	—	643,665
Foreign currency translation adjustments	—	—	—	—	181	181

Balance at December 31, 2005	57,453,583	$57,454	$6,142,442	$(3,278,267)	$(212,399)	$2,709,230
Net loss for year ended December 31, 2006	—	—	—	(1,600,343)	—	(1,600,343)
Exercise of stock options (Note 12)	74,377	74	18,520	—	—	18,594
Stock options issued (Note 12)	—	—	517,935	—	—	517,935
Reclassification of subsidiary foreign currency translation adjustments (Note 14)	—	—	—	—	217,328	217,328
Foreign currency translation adjustments	—	—	—	—	7,581	7,581

Balance at December 31, 2006	57,527,960	$57,528	$6,678,897	$(4,878,610)	$12,510	$1,870,325

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,600,343)	$(394,898)	$(1,022,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	704,905	953,604	995,501
Deferred income taxes	—	—	1,114,300
Bad debt expense	114,982	99,832	68,218
Loss on sale of subsidiary	787,816	—	—
Accrued Compensation 2003; paid 2004 — MedSpace	—	—	(714,567)
Stock based employee compensation	517,935	—	417
Write-off of long-term asset and other	152,173	—	—
Write-off of fixed assets not yet placed in service	83,475	—	—
Loss on disposal of assets	—	2,597	680
Changes in operating assets and liabilities:
Accounts receivable	(1,520,772)	744,723	(1,702,455)
Unbilled revenue	162,059	220,263	(872,147)
Inventory	27,304	23,572	(26,215)
Prepaids and other current assets	722,056	(432,745)	27,078
Deposits	(56,481)	(63,825)	(15,429)
Accounts payable and accrued expenses	175,320	(23,818)	369,224
Deferred revenue	1,447,865	64,560	1,196,019

Net cash provided by (used in) operating activities	$1,718,294	$1,193,865	$(581,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for the MedSpace acquisition	—	—	(387,474)
Purchases of equipment and leasehold improvements	(282,636)	(418,154)	(1,492,137)
Repayments of note receivable	22,042	—	—
Proceeds from sale of Global Doctor investment, net of cash	312,716	—	—
Purchase of assets of Medical Advisory Services (MAS)	—	—	(386,005)
Proceeds from sale of fixed assets	—	2,247	—
Change in restricted cash	500,000	(500,000)	—
Purchase of long term assets	—	—	(100,000)

Net cash provided by (used in) investing activities	$552,122	$(915,907)	$(2,365,616)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	18,594	643,665	414,747
Proceeds from line of credit	—	—	650,000
Payments on line of credit	—	(200,000)	(450,000)
Repayment of debt	—	(377,000)	(246,227)
Repayment of capital lease obligation	(28,484)	(72,091)	(80,135)

Net cash (used in) provided by financing activities	$(9,890)	$(5,426)	$288,385

Effect of foreign currency exchange rate changes on cash and cash equivalents	8,646	(16,593)	41,382

Net increase (decrease) in cash and cash equivalents	2,269,172	255,939	(2,617,524)
Cash and cash equivalents at beginning of year	1,590,938	1,334,999	3,952,523

Cash and cash equivalents at end of year	3,860,110	1,590,938	1,334,999
Cash and cash equivalents at end of year associated with Global Doctor	—	(133,928)	(194,367)

Cash and cash equivalents at end of year without held for sale assets	$3,860,110	$1,457,010	$1,140,632

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for interest	$24,674	$17,000	$30,309

Cash paid during the year for taxes	$—	$—	$2,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital lease obligation	$478,165	$—	$—

Insurance policies financed by a short-term note payable	$353,219	$—	$—

Note receivable for Global Doctor Sale	$111,000	$—	$—

Purchase of assets of Medical Advisory Services (MAS):
Cash purchase price	$—	$—	$386,005

Working capital acquired	$—	$—	$(33,995)

Fair value of other assets acquired, principally intangible assets	$—	$—	$420,000

See Notes to Consolidated Financial Statements.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Nature of business:
Established in 1985, MedAire, Inc. and Subsidiaries (the “Company”) provides fully integrated healthcare solutions to companies that are responsible for employees, customers and guests who are at risk as a result of living, working or traveling away from home. These solutions are comprised of three major components: 24/7/365 situation management, which includes services, such as real-time medical advice and assistance, training and education and medical resources such as medical kits. The Company is an Arizona-based corporation with both domestic and international operations and customers.
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
In January 2003, a transaction was completed to merge with Global Doctor Limited (Global Doctor), located in Perth, Australia. Global Doctor primarily operates a network of international clinics in Asia. Beginning in late 2005, the Company began pursuing the sale of Global Doctor. In order to sell Global Doctor by region (China, Indonesia and Thailand), an internal corporate reorganization was implemented in 2006. The sale of the Global Doctor clinics was completed during the third quarter of 2006. The Company’s consolidated financial statements as of December 31, 2006, 2005 and 2004 include the wholly owned subsidiary Global Doctor Services Pty Ltd. See Note 14 for further details regarding the sale of Global Doctor.
On April 16, 2002, MedAire Limited, a wholly owned subsidiary, was formed to do business in the United Kingdom.
Use of estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, deferred revenue, deferred income taxes, identifiable intangibles and goodwill.
Expression of currency:
All amounts are shown in US dollars, unless otherwise noted.
Revenue recognition:
The Company recognizes revenue upon shipment of its products or upon performance of its services. Shipping and handling charges to customers are included in revenue. Shipping and handling costs incurred by the Company are included in costs of revenues. The Company provides products and services to its customers on a contract basis, normally covering one to five-year periods. Revenue on products is recognized when the equipment is shipped, while billings on the service portion of the contract are recorded as deferred revenue and recognized on a straight-line basis over the life of the contract.
In conjunction with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, revenue from multiple-deliverable arrangements are accounted for as separate units of accounting, as the delivered items have value on a stand alone basis, if there is objective and reliable evidence of the fair value, and delivery or performance of the undelivered item is probable and in the Company’s control.
Gain on the sale of the mining rights sales agreement is recorded when the cash is received. This income is not considered earned until received due to a cancellation clause in the sale agreement. The final cash payment of AUD $1,000,000 is not payable until and unless the buyer commences commercial mining operations. See further discussion in Note 7 to these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Evacuation and Case Fee Revenue:
In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, the Company records evacuation and case fee revenues and the related cost of evacuation revenues gross as a principal.
Cash equivalents:
Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less.
Restricted Cash:
For the year ended December 31, 2005, the Company was required as a covenant on its line of credit, (see Note 4), to maintain a $500,000 compensating balance on deposit with the financial institution. The cash was released when the line of credit expired in May 2006.
Concentration of cash:
At certain times, the Company maintains amounts on deposit in financial institutions in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.
Accounts receivable:
Accounts receivable are carried at original invoice amount less an estimate for an allowance for sales returns and an allowance for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Based on the information available, the Company believes the allowance for doubtful accounts is adequate as of December 31, 2006 and 2005. Recoveries of accounts receivable previously written off are recorded when received.
Interest is not charged on accounts receivable.
Unbilled revenue represents revenue earned but not yet invoiced. The majority of the balance relates to commercial airline crew support and other health cases that are unbilled at the end of the reporting period. These amounts are invoiced to customers once all healthcare costs associated with the case have been accumulated. The remaining balance relates to training and other revenue earned in the period but not invoiced. Unbilled training and other revenues are invoiced in the following month.
In order to increase cash flow, the Company has historically followed a practice of invoicing customers one month in advance of the commencement of services. These invoices are recorded as accounts receivable and deferred revenues at the time the amount is invoiced to the customer, and revenue is recognized ratably over the service period once it commences. The amount of accounts receivable and deferred revenues recorded for these prebillings was $1,529,302, $1,164,966, and $1,108,990 as of December 31, 2006, 2005 and 2004, respectively.
Inventory:
Inventory, which consists primarily of medical kits and supplies, automatic external defibrillators and pharmaceuticals, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory is stated net of an allowance for obsolete inventory.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (Continued)
Identifiable intangibles and goodwill:
Statement of financial accounting standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), prescribes a two-step process for impairment testing of goodwill on an annual basis or more often if a triggering event occurs and long-lived assets only when a triggering event occurs. The first step tests for impairment, while the second step, if necessary, measures the amount of impairment. Goodwill is not amortized. The Company’s annual testing date is December 31. There were no indicators of impairment as of December 31, 2006. In connection with the sale of the Global Doctor clinics during fiscal 2006, the Company wrote off $132,000 of goodwill specifically related to those reporting units. See further discussion in Note 14 of the consolidated financial statements.
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
Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. Licenses and other intangibles which have definitive lives are amortized using the straight-line method over their contractual lives or their estimated useful life if shorter. Goodwill and intangibles with indefinite lives are subject to an impairment test, based on fair value, at least annually. We evaluate goodwill and other intangibles for impairment annually, and when impairment indicators arise, in accordance with SFAS 142. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount.
Identifiable intangibles have the following estimated useful lives:

Software	1 to 3 years
Permits and agreements	2 to 7 years
Customer list and contracts	5 years
Other	1 to 5 years
Tradename and trademarks	5 to 7 years
Intangible assets subject to amortization are amortized using the straight line method over their estimated useful lives (see Note 3).
Other long term assets:
Long-term assets represented a strategic investment in an untraded company. The $100,000 investment at December 31, 2005 was comprised of $6,000 in stock and a $94,000 note receivable. This investment was written off during the second quarter of 2006 because management determined that the investment was no longer viable and the note receivable balance was deemed uncollectible.
Fair value of financial instruments:
Cash and cash equivalents, accounts receivable, notes receivable, unbilled revenue, accounts payable, and obligations under capital leases, are carried at amounts that reasonably approximate their fair values at December 31, 2006 and 2005.
Equipment and leasehold improvements:
Equipment and leasehold improvements are recorded at cost and are primarily being depreciated over three to seven years using the straight-line method. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter.
Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is the Company’s policy to include amortization expense on assets acquired under capital leases with depreciation expense on owned assets.
Fixed assets not yet placed in service represent additional enterprise-wide software system modules to be implemented and databases under development.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred rent:
Certain operating leases require escalating rent payments over the lease term. The total rent payments are divided by the total number of months to compute an amount which is charged to expense on a straight-line basis over the lease term. The deferred rent liability included on the accompanying balance sheets occurs when the monthly straight-line expense is greater than the monthly rent paid.
Off-balance sheet financing and liabilities:
Other than operating lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority owned subsidiaries or any interest in, or relationships with, any material variable interest entities.
Stock options:
The Company has a stock-based employee compensation plan. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company had adopted the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, as all options granted under the plan had an exercise price equal to the fair value of the underlying common stock on the date of grant. Under the requirements of SFAS 123, non-employee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or services rendered, whichever is more reliably measured.
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
During the year ended December 31, 2006, the Company issued 130,000 options at an exercise price of $0.42 to members of its non-employee board of directors and recognized the related compensation expense of $32,959. Due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested immediately, and the Company recognized $252,280 of compensation expense in the first quarter of 2006. Additionally, due to the board resolution in January 2006 regarding options granted to James E. Lara, President and COO, the Company recorded compensation expense in the first quarter of 2006 totaling $232,696. See further discussion in Note 12.
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is $517,935 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per common share for the year ended December 31, 2006 would have been $ (0.02) per share if the Company had not adopted SFAS 123(R), compared to $ (0.03) which was reported for the period.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were 74,377 options exercised during the year ended December 31, 2006, which resulted in $18,594 in cash proceeds, with no tax benefit received for tax deductions.
The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing formula and amortized to expense over the option vesting-period.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2005	December 31, 2004
Net loss:
As reported	$(394,898)	$(1,022,299)
Adjustment for stock based employee compensation expense determined under fair value based method, net of related tax effects	(133,514)	(128,878)

Proforma net loss	$(528,412)	$(1,151,177)

Loss per share basic and diluted:
As reported	$(0.01)	$(0.02)

Proforma	$(0.01)	$(0.02)

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
Reclassifications:
Certain amounts in prior years have been reclassified to conform to the current year presentation.
Deferred revenue:
Deferred revenue represents cash received or amounts invoiced to customers in advance of the delivery of services. Deferred revenue is recognized as revenue ratably over the term of the service period.
Advertising costs:
Advertising and promotion costs, which totaled approximately $429,000, $536,000 and $320,000 for the years ended December 31, 2006, 2005 and 2004, respectively, are expensed as incurred.
Legal costs:
Amounts incurred for legal costs that pertain to loss contingencies are expensed as incurred.
Net loss per common share:
Net loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. At December 31, 2006, 2005, and 2004, common shares issuable upon exercise of the employee stock options of 1,763,630, 2,258,007, and 5,809,289, respectively, and stock warrants of 580,000, 1,740,000, and 0, respectively (see Note 12), and additionally at December 31, 2005, the effect of the convertible unsecured note payable (500,000 shares, see Note 5) have not been included in the computation because their inclusion would have had an antidilutive effect as a result of the net loss.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New accounting pronouncements:
In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material such matters.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.
In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.
Note 2. Equipment and Leasehold Improvements
Equipment and leasehold improvements consist of the following:

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2006	2005
Furniture and fixtures	$1,521,690	$1,229,166
Computer equipment and software	2,631,623	2,701,380
Leasehold improvements	192,055	192,055
Vehicles	18,771	18,771
Fixed assets not yet placed in service	322,316	550,724

	4,686,455	4,692,096
Less accumulated depreciation	3,034,522	2,924,775

	$1,651,933	$1,767,321

Note 3. Identifiable Intangibles
Identifiable intangibles and the associated accumulated amortization are as follows at December 31, 2006:

	Weighted-
	Average
	Remaining	Gross
	Life in	Carrying	Accumulated	Net Carrying
	Years	Amount	Amortization	Amount
Software	0.2 years	$15,000	$13,958	$1,042
Permits and agreements	2.3 years	150,000	80,625	69,375
Tradename and trademarks	0.1 years	67,091	65,240	1,851
Customer list and contracts	2.3 years	195,000	104,813	90,187
Other	0.2 years	50,000	47,396	2,604

		$477,091	$312,032	$165,059

Identifiable intangibles and the associated accumulated amortization are as follows at December 31, 2005:

	Weighted-
	Average
	Remaining	Gross
	Life in	Carrying	Accumulated	Net Carrying
	Years	Amount	Amortization	Amount
Software	1.7 years	$15,000	$10,625	$4,375
Permits and agreements	3.5 years	150,000	50,625	99,375
Tradename and trademarks	3.0 years	67,091	60,121	6,970
Customer list and contracts	3.5 years	195,000	65,812	129,188
Other	0.8 years	60,000	36,552	23,448

		$487,091	$223,735	$263,356

The aggregate amount of amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $98,000, $225,000 and $168,000, respectively.
Estimated amortization expense is as follows for the twelve months ended December 31:

2007	$74,284
2008	69,213
2009	21,562

$165,059

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Line of Credit
The Company maintained a $1,000,000 line of credit with a bank until the line of credit expired and was not renewed in May 2006. Under the terms of the line of credit, the Company was required to maintain a compensating balance with the lender of no less than $500,000. This amount was released when the line of credit expired. The line bore interest at the bank’s prime rate (7.25% at December 31, 2005) plus 0.75%. There was no outstanding balance at December 31, 2005.
Note 5. Notes Payable
As of December 31, 2006, the Company has a short term note payable of $353,219 to finance the Company’s insurance policies. The note is payable in ten equal payments of $36,772 and bears interest at a fixed rate of 8.86%. The first payment is due January 1, 2007. The term of the underlying insurance policies is December 1, 2006 to November 30, 2007. Financed insurance premiums at December 31, 2005, were included in accrued expenses.
As of December 31, 2004, the Company had a note payable balance of $393,598. The convertible, unsecured note payable allowed the holder to convert the note in whole, but not in part, on the conversion date, into shares calculated by dividing the face value of the note by the conversion price of AUD $1.00, within five business days after delivery of the conversion notice to the Company. The note was not converted and the balance was paid in full during July 2005.
Note 6. Equity
The power to issue any shares of preferred stock of any class or series of any class designations, voting powers, preferences, and relative participation, optional or other rights, if any, or the qualifications, limitations or restrictions thereof shall be determined by the board of directors.
Note 7. Commitments and Contingencies
In July 2006, the Company entered into four separate five year lease agreements to lease a new telephone system and related equipment for the Company’s headquarters in Tempe, Arizona and the MedSpace operations. The system and equipment were installed and placed into service in October 2006. In accordance with Financial Accounting Standards Board SFAS 13 “Accounting for Leases” as amended, the leases were capitalized and the lease obligations were recognized on the Company’s balance sheet when each lease obligation became effective. The total net present value of the lease payments of $478,000, discounted at a 9.9% interest rate, was capitalized and the offsetting lease obligations were recorded during the fiscal year ended December 31, 2006. The combined monthly payments of approximately $10,000 are payable through late 2011. Assets capitalized under these capital leases, including costs capitalized for the maintenance agreement, totaled approximately $478,000 with accumulated depreciation of $14,800 as of December 31, 2006.
The Company has a capital lease for telephone equipment with monthly payments of approximately $700 through August 2008, including interest at a rate of 8.195%. The lease was collateralized by the equipment. Total assets under this capital lease were approximately $36,000 with accumulated amortization of $16,600 at December 31, 2005. The assets under this capital lease were disposed of as a result of the installation of the new telephone system in October 2006. A loss of $14,000 was recorded on the disposal. The Company continues to make lease payments under this agreement as the lease agreement is non-cancellable. The total remaining capital lease obligation was $13,400 as of December 31, 2006.
As of December 31, 2004, the Company had another capital lease obligation in the amount of $65,401 which was paid off in 2005.
The Company has several facility leases under operating lease agreements which expire at various dates through December 31, 2009. In addition, the Company has other operating leases that expire at various dates through July 2009.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease obligations are as follows:

	Capital	Operating
Twelve Months Ending December 31:
2007	$130,324	$675,000
2008	127,427	665,000
2009	121,633	621,000
2010	121,633	—
2011	87,251	—

Total minimum lease payments	588,268	$1,961,000

Amount representing interest	(117,831)

Present value of minimum lease payments	470,437
Less current maturities of capital lease obligations	(87,836)

Long-term capital lease obligations	$382,601

Rent expense, including rent under month-to-month arrangements, for the years months ended December 31, 2006, 2005 and 2004 was approximately $704,000, $958,000 and $826,000, respectively.
The Company has employment agreements with twenty executives officers, key employees and foreign based employees. These agreements provide for post-termination compensation payments composed of salary and, in some instances, continuation of certain employee benefits should the employee’s service with the company be terminated. As of December 31, 2006, the total amount of contingent contractual obligations that may be owed in the future under these employment agreements, excluding benefits, is approximately $1,933,000. No liability has been recorded for these agreements at December 31, 2006, as the Company continues to employ these individuals.
As of December 31, 2006, the Company had a liability in the amount of $444,331 payable to former executives and key employees whose service to the Company was discontinued in 2006. Under the terms of these employment agreements between the Company and these individuals, they continue as employees of the Company for a contractually agreed-upon period of time, and they receive salary and benefits during this period. The liability for employment agreement obligations is included in accrued expenses at December 31, 2006 (Note 15). The Company expensed $772,780 for these obligations and made cash payments of $328,449 in 2006.
In November 2003, the Company sold the rights to a mining tenement acquired as part of the Global Doctor acquisition. All payments except the final payment have been received. The final payment of $1.0 million AUD is due upon commencement of the commercial mining operation. At any time the buyer may notify the Company that it does not wish to proceed with the transaction, in which event the mining rights would be reconveyed to the Company for no consideration, and the buyer would be under no further obligation to make further payments in respect to the purchase price other than those that have already been paid. Gain on sale of mining rights in the consolidated financial statements represents the payments received from the buyer. No receivable has been recorded for the remaining payment as of December 31, 2006 or 2005, since the future payment is contingent on commercial operation of the mine.
Note 8. Income Taxes
The components of net deferred tax assets are as follows:

	December 31,	December 31,
	2006	2005
Equipment and leasehold improvements	$(72,000)	$(155,000)
Operating loss and tax credit carryforwards	1,062,000	631,000
Allowance for doubtful accounts	163,000	124,000
Foreign currency translation	—	85,000
Deferred revenue	331,000	349,000
Other	175,000	83,800

Net deferred tax assets	$1,659,000	$1,117,800
Less: Net deferred tax valuation allowance	(1,659,000)	(1,117,800)

Net deferred tax assets	$—	$—

In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company established a valuation allowance against its net deferred tax assets as of December 31, 2004. This resulted in additional income tax expense of approximately $900,000 in the twelve months ended December 31, 2004. As defined by the standard, management believes it is more likely than not that its deferred tax assets may not be realized due to the history of losses the Company has sustained. Realization of a deferred tax asset is dependent on whether or not there will be sufficient taxable income in the future periods in which the net operating loss can be utilized as available under tax law. In future years as the Company has taxable income and the net operating loss carryforwards are utilized, the valuation allowance will be reduced and no income tax expense will be realized on the face of the income statement until such time that management believes the deferred tax assets are more likely than not to be realized. The Company had expectations of utilizing net operating losses in 2004 based on management projections. However, due to a change in product mix sold with increased evacuations that carry a lower margin and continuing losses from the Global Doctor operations, the Company did not meet projections as they have in prior periods. Therefore, it was determined a valuation allowance was required in 2004. Continued losses in 2005 and 2006 support leaving the valuation allowance in place at December 31, 2006.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense consists of the following:

	December 31,	December 31,	December 31,
	2006	2005	2004
Current	$—	$—	$12,137
Deferred	—	—	946,300

Income tax expense	$—	$—	$958,437

Federal Net Operating Loss Carryforwards at December 31, 2006:

Expiring in 2022	$265,000
Expiring in 2023	1,426,000
Expiring in 2024	913,000

$2,604,000

Combined State Net Operating Loss Carryforwards at December 31, 2006:

Expiring in 2007	$401,000
Expiring in 2008	1,164,000
Expiring in 2010	34,000
Expiring in 2011	914,000
Expiring in 2012	9,000
Expiring in 2013	28,000
Expiring in 2015	18,000
Expiring in 2017	11,000
Expiring in 2018	17,000
Expiring in 2022	68,000
Expiring in 2023	110,000

$2,774,000

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss from continuing operations due to the following:

	December 31,	December 31,	December 31,
	2006	2005	2004
Computed “expected” tax benefit	$(560,100)	$(142,900)	$(22,900)
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	371,200	86,500	847,300
Nondeductible expenses	130,300	172,400	36,000
State income taxes, net of federal tax benefit	(96,000)	(24,500)	(4,000)
Other	154,600	(91,500)	102,037

	$—	$—	$958,437

Note 9. Segment Reporting
The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
There are four reportable segments: Service, Equipment, Education and Global Doctor. The Service, Equipment and Education segments provide medical advice, equipment and training to subscribers. Amounts for MedAire, Inc. and MedAire Ltd are included in these 3 segments. Global Doctor provided primary medical care in several Asian countries; see Note 14 regarding the sale of the Global Doctor clinics during fiscal 2006.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management evaluates the performance of the Global Doctor segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses and foreign exchange gains and losses. The Service, Equipment and Education segments are evaluated based on revenue and gross profit or loss performance, prior to any corporate allocation of sales, marketing or general and administrative expenses. The assets and operating expenses relative to these segments are included in the unallocated amounts as management does not review or allocate these amounts to the segment level.
Financial information with respect to the reportable segments is as follows:

					Global	Eliminating
December 31, 2006	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$18,212,201	$6,943,443	$3,264,346	$1,728,521	$—	$30,148,511
Intersegment revenue	—	—	—	—	112,979	(112,979)	—
Gross profit	—	7,873,609	2,758,076	1,445,888	(226,000)	—	11,851,573
Write-off intercompany loan	—	—	—	—	350,000	(350,000)	—
Interest income	68,222	—	—	—	171	—	68,393
Interest expense	(24,674)	—	—	—	—	—	(24,674)
Depreciation and amortization	(704,905)	—	—	—	—	—	(704,905)
Pre-tax segment income (losses)	(1,221,440)	—	—	—	(378,903)	—	(1,600,343)
Segment assets	13,766,924	795,466	—	—	7,849	(577,817)	13,992,422
Expenditures for equipment & LHI	(214,032)	—	—	—	(68,220)	—	(282,252)

					Global	Eliminating
December 31, 2005	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$15,695,786	$5,931,951	$3,409,164	$3,326,480	$—	$28,363,381
Intersegment revenue	—	—	—	—	267,829	(267,829)	—
Gross profit	—	6,996,127	1,709,137	1,594,768	(317,950)	—	9,982,082
Interest income	38,848	—	—	—	4,111	—	42,959
Interest expense	(20,857)	—	—	—	—	—	(20,857)
Depreciation and amortization	(735,167)	—	—	—	(218,437)	—	(953,604)
Pre-tax segment income (losses)	(136,257)	—	—	—	(258,641)	—	(394,898)
Segment assets	11,806,768	795,466	—	—	1,265,752	(1,234,859)	12,633,127
Expenditures for equipment & LHI	(389,196)	—	—	—	(28,958)	—	(418,154)

					Global	Eliminating
December 31, 2004	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Revenue from external customers	$—	$13,211,759	$6,431,748	$2,930,168	$2,784,681	$—	$25,358,356
Intersegment revenue	—	—	—	—	347,843	(347,843)	—
Gross profit	—	5,738,671	1,983,402	1,239,549	(577,988)	—	8,383,634
Interest income	21,967	—	—	—	1,149	—	23,116
Interest expense	(23,406)	—	—	—	(19,663)	—	(43,069)
Depreciation and amortization	(731,751)	—	—	—	(263,750)	—	(995,501)
Pre-tax segment income (losses)	534,126	—	—	—	(597,988)	—	(63,862)
Segment assets	13,158,372	795,466	—	—	581,265	(1,525,977)	13,009,126
Expenditures for equipment & LHI	(1,382,140)	—	—	—	(109,997)	—	(1,492,137)
The Global Doctor goodwill of $927,665 was allocated to the Global Doctor segment in the amount of $132,199 and to the Service segment in the amount of $795,466 as synergies were identified at the date of purchase. The $795,466 of goodwill allocated to the Service segment was impairment tested in accordance with SFAS 142, and no impairment existed as of December 31, 2006. $132,199 of goodwill originally allocated to the Global Doctor segment was classified in the consolidated balance sheet as held for sale-assets at December 31, 2005 and was written off to loss on sale of subsidiary in the consolidated statement of operations for the year ended December 31, 2006.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about the Company’s revenue (attributed to countries based on the location of the customer) and long-lived assets by geographic area (all numbers are rounded to thousands):

	December 31, 2006		December 31, 2005		December 31, 2004
		Long		Long		Long
		Lived		Lived		Lived
		Physical		Physical		Physical
	Revenues	Assets	Revenues	Assets (1)	Revenues	Assets
United States	$19,510	$1,625	$17,682	$1,745	$17,071	$1,987
United Kingdom	3,808	27	2,704	23	2,075	26
China	1,031	—	2,212	139	1,963	140
Other countries	1,005	—	959	—	693	—
Australia	804	—	944	—	449	14
Portugal	748	—	402	—	231	—
Canada	634	—	492	—	427	—
United Arab Emirates	431	—	525	—	181	—
Thailand	430	—	733	16	774	16
Indonesia	380	—	649	108	500	163
Mexico	246	—	238	—	218	—
Luxemborg	233	—	99	—	237	—
Hong Kong	187	—	55	—	55	—
Switzerland	170	—	200	—	102	—
The Netherlands	134	—	96	—	46	—
France	120	—	—	—	—	—
Saudi Arabia	114	—	137	—	105	—
Italy	83	—	78	—	33	—
Ireland	81	—	84	—	52	—
Brazil	—	—	74	—	146	—

Total	$30,149	$1,652	$28,363	$2,031	$25,358	$2,346

TOTAL US	$19,510	$1,625	$17,682	$1,745	$17,071	$1,987

TOTAL NON US	$10,639	$27	$10,681	$286	$8,287	$359

(1)	These amounts represent the geographic area of the long-lived assets, exclusive of the held for sale classification of these assets in the Consolidated Balance Sheets.
Note 10. Related Party Transactions
On July 1, 2006, the Company entered into a contract with International SOS Assistance, Inc. (“ISOS”) to provide online website access for international travel related information. This website will be used by employees of the Company’s customers who travel internationally. The employees will be able to view information by country including health risks, vaccinations, medical care, safety, security and travel information. The contract is effective July 1, 2006 through July 1, 2007, and automatically renews for one year periods; however, either party may terminate the contract with 30 days written notice. The initial set-up fee is $50,000 and the initial annual fee is $60,000. The second year annual fee is $95,000 with subsequent annual fees negotiable. The Company paid $50,000 towards the 2006 total contract amount in the fourth quarter of 2006. The remaining amount due for the first year contract of $60,000 will be paid during fiscal 2007.
ISOS is affiliated with three other entities, Best Dynamic Services Limited, Bell Potter Nominees, Ltd. and Excellus Investments Pte. Ltd. These three entities owned 5.5%, 21.0% and 10.4%, respectively, of the Company’s outstanding common stock as of December 31, 2006. As of December 31, 2005, Best Dynamic Services Limited and Bell Potter Nominees, Ltd. owned 2.5% and 21.0%, respectively, of our outstanding common stock.
In early 2006, the Company entered into a five year employment agreement with Ms. Joan Sullivan Garrett, Chairwoman of the Company’s Board of Directors. Ms. Garrett owned approximately 32.5% of the Company’s stock as of December 31, 2006 and 2005.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Laerdal Medical Corporation (“Laerdal”), a major vendor for medical equipment for the Company, previously owned the Company’s common stock. In June 2006, Laerdal sold the remaining shares it owned of the Company’s stock, at which time it ceased to be a related party. Laerdal owned 3.0% and 5.7%, respectively, of the Company’s outstanding common stock as of December 31, 2005 and 2004. The Company acquired equipment and supplies from Laerdal while it was a related party totaling $48,000, $96,000 and $174,000, respectively, for the six months ended June 30, 2006, and the years ended December 31, 2005 and 2004 and had an outstanding liability to Laerdal of $1,200 and $23,000, respectively, as of December 31, 2005 and 2004.
The Company has a services and support agreement with Banner Health Systems, a not-for-profit multi-hospital health care system located in Phoenix, Arizona, through December 31, 2007. Under this agreement Banner authorizes the services of certified emergency physicians at their regional medical center, provided the Company contracts directly with the physicians group. Fees for these services are contracted and billed directly by the physicians group. In connection with this service agreement, the Company is also leasing space from Banner. In September 2004, Banner sold the remaining shares it owned of the Company stock, at which time it ceased to be a related party. While it was a related party, for the year ended December 31, 2004, the Company paid rent of $16,000.
Three of the nine members of the Board of Directors are independent and eligible for director fees and stock options. Directors fees paid and stock options issued (see Note 12) were as follows:

Year ending December 31, 2006	$191,000	in payments; 130,000 in stock options
Year ending December 31, 2005	$53,000	in payments; 30,000 in stock options
Year ending December 31, 2004	$45,000	in payments; 200,000 in stock options
The Company had an outstanding liability to the Directors as follows:

December 31, 2006	$17,500
December 31, 2005	$28,000
Note 11. 401(k) Plan
The Company has a 401(k) profit sharing plan, which covers substantially all United States based employees that have attained the age of 18 and have completed at least 1,000 hours of service. Effective January 1, 2007, the plan was changed to replace the requirement of 1,000 hours of service with the requirement of completing 90 days of service. The plan provides for employee deferrals of up to 100% per pay period and employer matching contributions equal to 100% of employee deferrals, to a maximum of 3% and 50% of employee deferrals on the next 2% of deferrals not to exceed the annual limits established by IRS regulations. The Company’s contributions to the plan were as follows:

Year ending December 31, 2006	$168,000
Year ending December 31, 2005	$126,000
Year ending December 31, 2004	$73,000
Note 12. Stock Option Plan
The Company has implemented the Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”). The exercise price of the options, as well as the vesting period, is established by the Company’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years. The lives of the options granted are ten years. Under the Plan the total number of options permitted is 15% of issued shares up to a maximum of 20,000,000 shares. As of December 31, 2006, 6,865,564 additional options remain that may be granted under the Plan. The options are exercisable for a period of 10 years and vest based upon years of service. There were 130,000, 80,000 and 1,150,000 options granted during the years ended December 31, 2006, 2005 and 2004, respectively. All stock options outstanding are fully vested as of December 31, 2006. As such, there is no compensation expense to be recognized in future years under SFAS 123(R) for stock options outstanding as of December 31, 2006. The Company received $18,594 in cash proceeds for the exercise of 74,377 options for the year ended December 31, 2006, with no tax benefit realized for tax deductions. Compensation expense of $56,064, $112,124 and $117,051, respectively, was recorded in service cost of revenues, sales and marketing expense, and general and administrative expense for stock options in 2006.
On May 3, 2005 at the annual general meeting, a resolution was reached to issue James E. Lara, President and COO, 1,740,000 warrants (options) outside of the existing Plan. Each such warrant entitled the holder to subscribe for one fully paid share of common stock of the Company at an exercise price of $0.68 each, with 100% vesting at December 31, 2007 based upon achievement of the performance condition of $5.6 million in EBITDA at that date. The final exercise date available for the warrants was December 31, 2009. The options are listed separately as warrants below. A subsequent board resolution in January 2006 clarified the grant of these warrants to grant 580,000 immediately exercisable warrants, leaving a balance of 1,160,000 warrants that may be granted at a future date. This change is accounted for on the tables following as a forfeiture of the 1,160,000 warrants during the year ended December 31, 2006. Compensation expense of $232,696 was recorded to general and administrative expense for these warrants in 2006.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock-based awards with the following weighted-average assumptions:

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Expected life of award	5 years	5 years	5 years
Volatility	70%	57%	60%
Risk-free interest rate	3%	3%	3%
Expected dividends yield	0%	0%	0%
The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of the Company’s stock price.
A summary of stock option activity under the Plan is as follows:

			Weighted-Average
	Number of	Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Balance, December 31, 2003	6,972,486	$0.34
Forfeited	(724,752)	0.55
Granted	1,150,000	0.75
Exercised	(1,588,445)	0.26

Balance, December 31, 2004	5,809,289	$0.41

Forfeited	(885,425)	0.60
Cancelled	(300,000)	0.58
Granted	80,000	0.55
Exercised	(2,445,857)	0.26

Balance, December 31, 2005	2,258,007	$0.48

Forfeited	(550,000)	0.49
Granted	130,000	0.42
Exercised	(74,377)	0.25

Balance, December 31, 2006	1,763,630	$0.48	5.6 years	$850,849

Exercisable at December 31, 2006	1,763,630	$0.48	5.6 years	$850,849

A summary of warrant activity is as follows:

			Weighted-Average
	Number of	Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Balance, December 31, 2004	—	—
Granted	1,740,000	0.68

Balance, December 31, 2005	1,740,000	$0.68
Forfeited	(1,160,000)	0.68

Balance, December 31, 2006	580,000	$0.68	3.0 years	$394,400

Exercisable at December 31, 2006	580,000	$0.68	3.0 years	$394,400

The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $0.25, $0.32 and $0.37, respectively, as determined using the Black-Scholes model. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $14,193, $570,640 and $652,507, respectively.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about stock options and warrants outstanding at December 31, 2006:

	Options and Warrants Outstanding			Options and Warrants
			Weighted	Exercisable
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
.25	803,630	$0.25	3.6 years	803,630	$0.25
.39	60,000	0.39	6.6 years	60,000	0.39
.40-.5099	200,000	0.44	8.5 years	200,000	0.44
.51-.7699	980,000	0.69	4.9 years	980,000	0.69
.77-1.00	300,000	0.85	5.9 years	300,000	0.85

	2,343,630			2,343,630

Note 13. Litigation
As previously disclosed in the Company’s 2005 Form 10-K, Best Dynamic Services Limited and Joan Sullivan Garrett entered into Letter Agreements (the “Letter Agreements”) dated December 17, 2005, which outlined mutual goals and strategies relating to the direction and control of the Company. The Letter Agreements effected a standstill with respect to all lawsuits pending or threatened between any of the parties and their affiliates, including the action brought by the Company against certain of its shareholders in the United States District Court for the District of Arizona seeking declaratory relief and damages (the “Arizona Litigation”) and the action brought by certain of the Company’s shareholders against the Company and certain of its officers and directors seeking declaratory relief and damages (the “Nevada Litigation,” and together with the Arizona Litigation, the “Litigation”).
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
Note 14. Acquisitions and Dispositions
Upon consummation of each acquisition the Company evaluates whether the acquisition constitutes a business. An acquisition is considered a business if it is comprised of a complete self-sustaining integrated set of activities and assets consisting of inputs, processing applied to those inputs and resulting outputs to generate revenues. For a transferred set of activities and assets to be a business, it must contain all the inputs and processes necessary for it to continue to conduct normal operations after the transferred asset is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers. A transferred set of activities and assets fails the definition of a business if it excludes one or more significant items such that it is not possible for the set to continue normal operations and sustain a revenue stream by providing its products and/or services to customers.
During the year ended December 31, 2004, the Company made the acquisition of Medical Advisory Services (“MAS”) discussed below. The business acquisition was accounted for as a purchase business combination with the operations of the business included subsequent to the acquisition date. The allocation of the purchase price was generally based upon management’s estimates of the discounted future cash flows.
2006 Business Disposition
Since late 2005, the Company pursued the sale of its Global Doctor network of medical clinics consisting of eight western-standard medical clinics in Asia, operating under the name Global Doctor. There were six facilities in China, one in Bangkok, Thailand and one in Jakarta, Indonesia. Although the Global Doctor clinic network had steadily grown its revenue, the operations were unable to reach the break-even point in the three years the Company owned and operated the network. The Company was uncertain as to the network’s ability to reach the break-even point in future years and, therefore, decided that selling the clinics and entering into preferred provider agreements with the new owners would be in the best interests of the Company’s clients and shareholders. During the year ended December 31, 2006, the Company completed the sale of the medical clinics as discussed below.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2006, a small amount of liabilities remain which relate to the disposal of the clinics and final wrap up of the financial affairs of the Global Doctor subsidiary.
The Company entered into a Share Sale Agreement on June 1, 2006 for the sale of six medical clinics in China for a sales price of $315,000. The sale was completed and the balance of the gross sales proceeds of $315,000 was received by the Company on June 23, 2006.
The Company entered into a Sale and Purchase of Shares Agreement on June 14, 2006 for the sale of the medical clinic in Jakarta, Indonesia. On July 28, 2006 a new sale and purchase of shares agreement was executed which included a sales price of $161,000. The sale was completed on July 31, 2006, and the Company received $50,000 in cash and executed a note receivable on August 3, 2006, for $111,000 due in 24 monthly installments beginning September 1, 2006, plus interest at an annual rate of 6%. The note is secured by a personal guarantee and a pledge of the shares purchased. As of December 31, 2006, the remaining balance of the note receivable was $89,000.
The Company entered into an agreement for the sale of the assets at the clinic in Bangkok, Thailand for $20,000. The sale was completed August 31, 2006, and proceeds were received in September 2006.
As a result of the three sales, the Company recorded total pre-tax losses of $787,816 for year ended December 31, 2006, to recognize the net assets and cumulative foreign currency translation losses in excess of the sales proceeds and note receivable and estimated costs to wrap up all the financial affairs of the Global Doctor operations.
The loss on sale of subsidiary in the consolidated statement of operations included accrued expenses of approximately $244,081 during the year ended December 31, 2006, for the estimated costs to exit the Global Doctor operations. The remaining liability at December 31, 2006 of $88,759 is expected to be paid during the first half of 2007.
In accordance with FAS 146 “Accounting for the Costs Associated with Exit or Disposal Activities”, a summary of the liability and charges for the estimated costs to exit the Global Doctor operations is as follows:

	Workforce	Other
	Reduction	Exit Costs	Total

Liability as of December 31, 2005	$—	$—	$—
Accrued expenses to the loss on sale of subsidiary	158,686	56,575	215,261
Payments	(141,126)	(56,196)	(197,322)
Accrued expenses recorded in general and administrative expenses	—	42,000	42,000
Adjustments to the loss on sale of subsidiary	(61)	28,881	28,820

Liability as of December 31, 2006	$17,499	$71,260	$88,759

The following table summarizes the financial performance of the Global Doctor clinic operations for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Revenues from external customers	$1,728,521	$3,326,480	$2,784,681
Intersegment revenues	112,979	267,829	347,843
Pre-tax loss	(378,903)	(258,641)	(597,988)

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2005, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the assets and liabilities of this subsidiary were classified as held for sale on the balance sheet. The carrying amount of the major classes of assets and liabilities included as held for sale were as follows:

December 31,
2005
Assets:
Cash and cash equivalents	$133,927
Accounts receivable	280,102
Inventory	31,165
Prepaids and other current assets	55,931
Goodwill	132,199
Equipment and leasehold improvements, net	263,361
Identifiable intangibles, net	349,143
Deposits	19,924

Held for Sale – Assets	$1,265,752

Liabilities:
Accounts payable	$137,559
Accrued expenses	354,655
Notes payable	—
Current portion of deferred revenue	45,218

Held for Sale – Liabilities	$537,432

The long-lived assets are reported in the Global Doctor segment in Note 9 of the financial statements.
2004 Business Acquisition
In April 2004, the Company acquired substantially all of the assets of the Medical Advisory Services (“MAS”) division of Digital Angel Corporation for $386,005. MAS provided medical advisory services to the commercial maritime industry. The acquisition has been accounted for as a purchase and constitutes a business under Emerging Issues Task Force 98-3, “Determining Whether a Transaction Is an Exchange of Similar Productive Assets or of a Business Combination,” (“EITF 98-3”).
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
The following table illustrates the effects on the consolidated statement of operations for the year ended December 31, 2004 had the results of MAS been included in this reporting periods from the beginning of January 1, 2004 (MAS is a market within Company operations and although revenues are tracked separately, the Company does not track costs in this manner, nor is the information readily available. Therefore, information is only included through March 2004 as obtained from Digital Angel Corporation.):

\

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	$000’s
		MAS	Proforma
	MedAire	(Unaudited)	(Unaudited)
Period Ended December 31, 2004
Revenues	$25,358	$352	$25,710
Net (loss) income	(1,022)	41	(981)
Loss per share	(0.02)	(0.01)	(0.02)
Note 15. Accrued Expenses
Accrued expenses for the years ended December 31, 2006 and December 31, 2005 are as follows:

	December 31,	December 31,
	2006	2005
Accrued GlobaLifeline expenses	$550,628	$666,711
Accrued insurance (Note 5)	—	425,065
Accrued rent	222,066	232,132
Accrued salaries	157,466	148,670
Accrued employment agreement obligations (Note 7)	444,331	—
Accrued commission and incentive compensation	565,678	208,973
Accrued accounting fees	131,755	49,197
Accrued Global Doctor final shut-down expenses (Note 14)	88,759	—
Accrued other operating expenses	364,762	537,017
Accrued customer overpayments	309,229	187,750

Total Accrued Expenses	$2,834,674	$2,455,515

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note. 16. Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
(in 000’s, except for share and per share data)	Quarter	Quarter	Quarter	Quarter	Full Year

Fiscal 2006
Net revenues	$7,420	$7,555	$7,726	$7,448	$30,149
Gross profit	2,424	2,719	3,382	3,327	11,852
Operating loss	(1,189)	(749)	349	834	(755)
Net (loss) income	$(1,184)	$(1,344)	$129	$799	$(1,600)

Earnings per common share:
Basic	$(0.02)	$(0.02)	$0.00	$0.01	$(0.03)
Diluted	$(0.02)	$(0.02)	$0.00	$0.01	$(0.03)

Weighted average number of common shares:
Basic	57,453,583	57,494,370	57,527,960	57,527,960	57,500,968
Diluted	57,453,583	57,494,370	57,845,868	58,034,761	57,500,968

	First	Second	Third	Fourth
(in 000’s, except for share and per share data)	Quarter	Quarter	Quarter	Quarter	Full Year

Fiscal 2005
Net revenues	$6,549	$7,500	$7,141	$7,173	$28,363
Gross profit	2,331	2,421	2,665	2,565	9,982
Operating loss	(212)	(203)	(72)	(203)	(690)
Net (loss) income	$(213)	$(201)	$(59)	$78	$(395)

Earnings (loss) per common share:
Basic	$0.00	$0.00	$0.00	$0.00	$(0.01)
Diluted	$0.00	$0.00	$0.00	$0.00	$(0.01)

Weighted average number of common shares:
Basic	55,444,259	56,485,245	57,401,138	57,453,583	56,705,004
Diluted	55,444,259	56,485,245	57,401,138	58,140,715	56,705,004