Form 10-Q
period 2007-03-31
MedAire, Inc.
filed 2007-05-15
CIK 1337301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2007

Common Stock, $0.001 par value per share	57,527,960 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,607,111	$3,860,110
Accounts receivable, net of allowance for doubtful accounts and returns of $483,000 and $406,000 at March 31, 2007 and December 31, 2006, respectively	4,900,956	5,517,129
Unbilled revenue	839,365	614,958
Inventory	490,122	393,022
Notes receivable — short term	51,233	50,472
Prepaid and other current assets	754,669	770,197

Total current assets	11,643,456	11,205,888
Equipment and leasehold improvements, net	1,498,419	1,651,933
Goodwill	795,466	795,466
Identifiable intangibles, net	144,483	165,059
Deposits	131,756	135,590
Other long term assets	24,233	38,486

	$14,237,813	$13,992,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$859,777	$735,952
Current maturities of capital lease obligations	89,270	87,836
Short term notes payable	213,196	353,219
Accrued expenses	2,869,192	2,834,674

Current liabilities before deferred revenue	4,031,435	4,011,681
Current portion of deferred revenue	6,520,378	6,853,153

Total current liabilities	10,551,813	10,864,834
Long-term capital lease obligations, less current portion	359,277	382,601
Deferred revenue, less current portion	823,816	874,662

Total liabilities	11,734,906	12,122,097

Stockholders’ equity:
Preferred stock; voting, $.001 per share; 10,000,000 shares authorized, none issued	—	—
Common stock; voting, $0.001 par value; 100,000,000 shares authorized; 57,527,960 shares issued and outstanding at March 31, 2007 and December 31, 2006	57,528	57,528
Additional paid-in capital	6,678,897	6,678,897
Accumulated deficit	(4,249,604)	(4,878,610)
Accumulated other comprehensive income	16,086	12,510

Total stockholders’ equity	2,502,907	1,870,325

	$14,237,813	$13,992,422

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues, net
Services	$4,865,973	$4,953,181
Equipment	1,945,857	1,666,015
Education	926,250	800,436

Total revenues, net	7,738,080	7,419,632

Costs of revenues
Services	2,714,621	3,464,070
Equipment	1,100,309	995,468
Education	477,140	535,918

Total costs of revenues	4,292,070	4,995,456

Gross profit	3,446,010	2,424,176

Operating expenses
Sales and marketing	1,165,112	1,245,899
General and administrative	1,489,412	2,192,158
Depreciation and amortization	183,237	175,170

Total operating expenses	2,837,761	3,613,227

Operating income (loss)	608,249	(1,189,051)

Other income (expense)
Interest income	39,262	9,909
Interest expense	(18,505)	(4,570)

Total other income (expense)	20,757	5,339

Net income (loss) before income taxes	629,006	(1,183,712)
Income tax expense (benefit)	—	—

Net income (loss)	$629,006	$(1,183,712)

Net income (loss) per common share, basic and diluted
Basic	$0.01	$(0.02)

Diluted	$0.01	$(0.02)

Weighted average number of shares used in computation:
Basic	57,527,960	57,453,583

Diluted	58,041,919	57,453,583

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
Net income (loss)	$629,006	$(1,183,712)
Other comprehensive income
Currency translation gain	3,576	5,502

Comprehensive income (loss)	$632,582	$(1,178,210)

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$629,006	$(1,183,712)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183,238	175,170
Bad debt expense and provision for sales returns	76,169	27,034
Stock based employee compensation	—	484,976
Loss on disposal of assets	3,251	2,945
Changes in operating assets and liabilities:
Accounts receivable	539,442	(537,319)
Unbilled revenue	(224,407)	73,691
Inventory	(97,100)	21,583
Prepaids and other current assets	15,587	295,976
Deposits	3,837	(44,242)
Accounts payable and accrued expenses	158,004	21,349
Deferred revenue	(384,965)	843,056

Net cash provided by operating activities	$902,062	$180,507

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(14,654)	(65,433)
Proceeds from sale of equipment	132	—
Repayments on notes receivable	13,492	—

Net cash used in investing activities	$(1,030)	$(65,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short term notes payable	(140,023)	—
Repayment of capital lease obligation	(21,890)	(1,759)

Net cash used in financing activities	$(161,913)	$(1,759)

Effect of foreign currency exchange rate changes on cash and cash equivalents	7,882	6,073

Net increase in cash and cash equivalents	747,001	119,388
Cash and cash equivalents at beginning of period (including Global Doctor balances)	3,860,110	2,090,938

Cash and cash equivalents at end of the period (including Global Doctor balances)	4,607,111	2,210,326
Cash and cash equivalents at end of the period associated with Global Doctor	—	(138,984)

	$4,607,111	$2,071,342

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the three months for interest	$18,505	$5,000

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
The unaudited interim financial statements of MedAire, Inc. and its wholly owned subsidiaries, (“the Company”), included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under the Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
Nature of business
Established in 1985, MedAire, Inc. and Subsidiaries provides fully integrated healthcare solutions to companies that are responsible for employees, customers and guests who are at risk as a result of living, working or traveling away from home. These solutions are comprised of three major components: 24/7/365 situation management, which includes services, such as real-time medical advice and assistance, training and education and medical resources such as medical kits. The Company is an Arizona-based corporation with both domestic and international operations and customers.
Principles of consolidation
All accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements for the appropriate periods. All significant inter-company transactions and accounts have been eliminated in consolidation.
On April 16, 2002, MedAire Limited, a wholly owned subsidiary, was formed to do business in the United Kingdom.
In January 2003, a transaction was completed to merge with Global Doctor Limited (Global Doctor), located in Perth, Australia. Global Doctor primarily operates a network of international clinics in Asia. Beginning in late 2005, the Company began pursuing the sale of Global Doctor. In order to sell Global Doctor by region (China, Indonesia and Thailand), an internal corporate reorganization was implemented in 2006. The sale of Global Doctor clinics was completed during the third quarter of 2006. The Company’s consolidated financial statements as of March 31, 2007 and December 31, 2006 include the wholly owned subsidiary Global Doctor Services Pty Ltd.
Effective December 2005, Global Resources, Inc., was formed as a wholly owned subsidiary of MedAire, Inc., for purposes of holding the Company’s mining rights sale agreements for mining rights previously sold and is included in the consolidated financial statements. Currently, Global Resources does not hold any assets or liabilities, nor is it engaged in any activity.
Use of estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, unbilled accounts receivable, the allowance for doubtful accounts, deferred revenue, deferred income taxes, identifiable intangibles and goodwill.
Expression of currency
All amounts are shown in U.S. currency, unless otherwise noted.
Accounts receivable
In order to increase cash flow, the Company has historically followed a practice of invoicing customers one month in advance of the commencement of services. These invoices are recorded as accounts receivable and deferred revenues at the time the amount is invoiced to the customer, and revenue is recognized ratably over the service period once it commences. The amount of accounts receivable and deferred revenues recorded for these prebillings was $534,064 and $1,529,302, as of March 31, 2007 and December 31, 2006, respectively.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Net income (loss) per common share
Net income (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. At March 31, 2007 and March 31, 2006, 1,249,671 and 2,258,007, respectively, common shares issuable upon exercise of employee stock options and 580,000 stock warrants have not been included in the computation of net income loss per common share because their inclusion would have had an antidilutive effect.
Stock Options
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods were not restated.
No stock options were issued during the three month periods ended March 31, 2007 and 2006. Due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested immediately, and the Company recognized $252,280 of compensation expense in the first quarter of 2006. Additionally, due to the board resolution in January 2006 regarding options granted to James E. Lara, President and COO, the Company recorded compensation expense in the first quarter of 2006 totaling $232,696. See further discussion in Note 4.
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for three months ended March 31, 2006 was $484,976 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per common share for the three months ended March 31, 2006 would have been $ (0.01) per share if the Company had not adopted SFAS 123(R), compared to $ (0.02) per share which was reported for the period.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. No options were exercised during the three month periods ended March 31, 2007 and 2006.
New Accounting Pronouncements
In December 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 mandates retrospective application of a voluntary change in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the changes. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The adoption of SFAS 154 did not have an impact on our consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for years beginning after September 15, 2006. The adoption of SFAS 156 did not have an impact on our consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN48 did not have a material impact on our consolidated financial statements.
In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 did not have an impact on our consolidated financial statements.
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
Note 2. Disposition of Global Doctor
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
At March 31, 2007 and December 31, 2006, a small amount of liabilities remain which relate to the disposal of the clinics and final wrap up of the financial affairs of the Global Doctor subsidiary.
The Company entered into a Share Sale Agreement on June 1, 2006 for the sale of six medical clinics in China for a sales price of $315,000. The sale was completed and the balance of the gross sales proceeds of $315,000 was received by the Company on June 23, 2006.
The Company entered into a Sale and Purchase of Shares Agreement on June 14, 2006 for the sale of the medical clinic in Jakarta, Indonesia. On July 28, 2006 a new sale and purchase of shares agreement was executed which included a sales price of $161,000. The sale was completed on July 31, 2006, and the Company received $50,000 in cash and executed a note receivable on August 3, 2006, for $111,000 due in 24 monthly installments beginning September 1, 2006, plus interest at an annual rate of 6%. The note is secured

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
by a personal guarantee and a pledge of the shares purchased. As of March 31, 2007 and December 31, 2006, the remaining balance of the note receivable was $75,000 and $89,000, respectively.
The Company entered into an agreement for the sale of the assets at the clinic in Bangkok, Thailand for $20,000. The sale was completed August 31, 2006, and proceeds were received in September 2006.
As a result of the three sales, the Company recorded total pre-tax losses of $787,816 for the year ended December 31, 2006, to recognize the net assets and cumulative foreign currency translation losses in excess of the sales proceeds and note receivable and estimated costs to wrap up all the financial affairs of the Global Doctor operations.
The loss on sale of subsidiary in the consolidated statement of operations included accrued expenses of approximately $244,081 during the year ended December 31, 2006, for the estimated costs to exit the Global Doctor operations. The remaining liability is expected to be paid during 2007.
In accordance with FAS 146 “Accounting for the Costs Associated with Exit or Disposal Activities”, a summary of the liability and charges for the estimated costs to exit the Global Doctor operations is as follows:

	Workforce	Other
	Reduction	Exit Costs	Total

Liability as of December 31, 2005	$—	$—	$—
Accrued expenses to the loss on sale of subsidiary	158,686	56,575	215,261
Payments	(141,126)	(56,196)	(197,322)
Accrued expenses recorded in general and administrative expenses	—	42,000	42,000
Adjustments to the loss on sale of subsidiary	(61)	28,881	28,820

Liability as of December 31, 2006	17,499	71,260	88,759
Payments	—	(48,732)	(48,732)

Liability as of March 31, 2007	$17,499	$22,528	$40,027

The following table summarizes the financial performance of the Global Doctor clinic operations for the three-month periods ended March 31, 2007 and 2006, respectively:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues from external customers	$—	$688,216
Intersegment revenues	—	18,978
Pre-tax income (loss)	—	204,110
Note 3. Segment Reporting
The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
There are four reportable segments: Service, Equipment, Education and Global Doctor. The Service, Equipment and Education segments provide medical advice, equipment and training to subscribers. Amounts for MedAire, Inc. and MedAire Ltd. are included in these 3 segments. Global Doctor provides primary medical care in several Asian countries.
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

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Financial information with respect to the reportable segments is as follows:

					Global	Eliminating
	Unallocated	Service	Equipment	Education	Doctor	Entries	Total
Three months ended March 31, 2007
Revenue from external customers	$—	$4,865,973	$1,945,857	$926,250	$—	$—	$7,738,080
Intersegment revenue	—	—	—	—	—	—	—
Gross profit	—	2,151,352	845,548	449,110	—	—	3,446,010
Interest income	39,262	—	—	—	—	—	39,262
Interest expense	(18,505)	—	—	—	—	—	(18,505)
Depreciation and amortization	(183,238)	—	—	—	—	—	(183,238)
Pre-tax segment income (losses)	629,006	—	—	—	—	—	629,006
Segment assets	14,279,678	795,466	—	—	5,086	(643,087)	14,437,143
Expenditures for equipment & LHI	(14,654)	—	—	—	—	—	(14,654)

Three months ended March 31, 2006
Revenue from external customers	$—	$4,264,965	$1,666,015	$800,436	$688,216		$7,419,632
Intersegment revenue	—			—	18,978	(18,978)	—
Gross profit (loss)	—	1,635,079	670,547	264,518	(145,968)	—	2,424,176
Write-off of intercompany loan	—	—	—	—	350,000	(350,000)	—
Interest income	9,909	—	—	—	—	—	9,909
Interest expense	(4,570)	—	—	—	—	—	(4,570)
Depreciation and amortization	(175,170)	—	—	—	—	—	(175,170)
Pre-tax segment income (losses)	(1,387,822)	—	—	—	204,110	—	(1,183,712)
Segment assets	11,812,878	795,466	—	—	1,226,262	(1,032,068)	12,802,538
Expenditures for equipment & LHI	(61,367)	—	—	—	(4,066)	—	(65,433)
Note 4. Stock Based Compensation
The Company has implemented the Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”). The exercise price of the options, as well as the vesting period, is established by the Company’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years. The lives of the options granted are ten years. Under the Plan the total number of options permitted is 15% of issued shares up to a maximum of 20,000,000 shares. As of March 31, 2007, 6,865,564 additional options remain that may be granted under the Plan. The options are exercisable for a period of 10 years and vest based upon years of service. There were 130,000 and 80,000 options granted during the years ended December 31, 2006 and 2005, respectively. No options were granted during the three month periods ended March 31, 2007 and 2006. All stock options outstanding are fully vested as of March 31, 2007. As such, there is no compensation expense to be recognized in future years under SFAS 123(R) for stock options outstanding as of March 31, 2007.
No compensation expense was recorded for the issuance of stock options during the three months ended March 31, 2007. Due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested immediately. As a result, the Company recognized $56,064, $112,124 and $84,092 of compensation expense in service cost of revenues, sales and marketing expense, and general and administrative expense, respectively, during the three months ended March 31, 2006.
On May 3, 2005 at the annual general meeting, a resolution was reached to issue James E. Lara, President and COO, 1,740,000 warrants (options) outside of the existing Plan. Each such warrant entitled the holder to subscribe for one fully paid share of common stock of the Company at an exercise price of $0.68 each, with 100% vesting at December 31, 2007 based upon achievement of the performance condition of $5.6 million in EBITDA at that date. The final exercise date available for the warrants was December 31, 2009. The options are listed separately as warrants below. A subsequent board resolution in January 2006 clarified the grant of these warrants to grant 580,000 immediately exercisable warrants, leaving a balance of 1,160,000 warrants that may be granted at a future date. This change is accounted for on the tables following as a forfeiture of the 1,160,000 warrants during the year ended December 31, 2006. Compensation expense of $232,696 was recorded to general and administrative expense for these warrants during the three months ended March 31, 2006.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of stock option activity under the Plan is as follows:

			Weighted-
			Average
			Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term	Intrinsic Value
Balance, December 31, 2004	5,809,289	$0.41
Forfeited	(885,425)	0.60
Cancelled	(300,000)	0.58
Granted	80,000	0.55
Exercised	(2,445,857)	0.26

Balance, December 31, 2005	2,258,007	$0.48

Forfeited	(550,000)	0.49
Granted	130,000	0.42
Exercised	(74,377)	0.25

Balance, December 31, 2006	1,763,630	$0.48	5.6 years

Forfeited	—	—
Granted	—	—
Exercised	—	—

Balance, March 31, 2007	1,763,630	$0.48	5.3 years	$231,491

Exercisable at March 31, 2007	1,763,630	$0.48	5.3 years	$231,491

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A summary of warrant activity is as follows:

			Weighted-
			Average
	Number of	Average	Remaining
	Shares	Exercise Price	Contractual	Intrinsic Value
Balance, December 31, 2004	—	$—
Granted	1,740,000	0.68

Balance, December 31, 2005	1,740,000	$0.68
Forfeited	(1,160,000)	0.68

Balance, December 31, 2006	580,000	$0.68

Forfeited	—	—
Granted	—	—
Exercised	—	—

Balance, March 31, 2007	580,000	$0.68	2.8 years	$—

Exercisable at March 31, 2007	580,000	$0.68	2.8 years	$—

The following table summarizes information about stock options and warrants outstanding at March 31, 2007:

	Options and Warrants Outstanding			Options and Warrants Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
0.25	803,630	$0.25	3.3 years	803,630	$0.25
0.39	60,000	0.39	6.3 years	60,000	0.39
0.40-.5099	200,000	0.44	8.3 years	200,000	0.44
0.51-.7699	980,000	0.69	4.7 years	980,000	0.69
0.77-1.00	300,000	0.85	5.7 years	300,000	0.85

	2,343,630			2,343,630

Note 5. Income Taxes
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which modifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted FIN48 on January 1, 2007. The Company did not recognize a cumulative-effect adjustment to retained earnings due to the Company’s valuation allowances on its net deferred tax assets. As of January 1, 2007, we had no unrecognized tax benefits, as the Company believes that it is more likely than not that each of its tax positions resulting in tax benefits would be sustained upon examination by the taxing authority. While the Company does not have any interest and penalties related to unrecognized tax benefits, the Company’s policy is to recognize such expenses as tax expense.
The Company is subject to periodic audits by domestic and foreign tax authorities. The Company’s tax years for 2003 and forward are subject to examination by the U.S. authorities. Generally, the Company’s tax years for 2003 and forward are subject to examination by state and foreign tax authorities. However, for certain states, the Company’s tax years for 2002 and forward are subject to examination by the tax authorities. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Litigation
As previously disclosed in both the Company’s 2006 and 2005 Form 10-K, Best Dynamic Services Limited and Joan Sullivan Garrett entered into Letter Agreements (the “Letter Agreements”) dated December 17, 2005, which outlined mutual goals and strategies relating to the direction and control of the Company. The Letter Agreements effected a standstill with respect to all lawsuits pending or threatened between any of the parties and their affiliates, including the action brought by the Company against certain of its shareholders in the United States District Court for the District of Arizona seeking declaratory relief and damages (the “Arizona Litigation”) and the action brought by certain of the Company’s shareholders against the Company and certain of its officers and directors seeking declaratory relief and damages (the “Nevada Litigation,” and together with the Arizona Litigation, the “Litigation”).
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
Note 7. Subsequent Events
Procuro
On April 23, 2007, MedAire, Inc.’s (the “Company”) three largest shareholders, Gaelic, LLC (“Gaelic”), Best Dynamic Services Limited (“BDS”) and Excellus Investments Pte Ltd. (“Excellus”), filed Schedules 13D with the Securities and Exchange Commission disclosing that these three shareholders have contributed their shares of the Company’s common stock to Procuro, Inc., a Nevada corporation (“Procuro”), and entered into a Shareholder Agreement dated April 18, 2007. Gaelic is controlled by Joan Sullivan Garret, Chairman and Founder of the Company. Generally, the Schedules 13D provide as follows:
Procuro’s principal business is to hold, manage, acquire, dispose of, and vote shares of common stock of the Company. At the date of the Shareholders Agreement, Procuro acquired 44,340,369 shares or 77.08% of the Company’s common stock through the contribution of the following number of shares by each of the Company’s three largest shareholders:

Gaelic	18,676,065
BDS	14,780,149
Excellus	10,884,155
Gaelic, BDS and Excellus each contributed the Company common stock to Procuro in exchange for an equal number of shares of common stock of Procuro. It is contemplated that all shares of the Company common stock, approximately 10,400 shares, held by Joan Sullivan Garrett individually will also be contributed to Procuro by Ms. Garrett in exchange for common stock of Procuro as soon as possible. The stated purpose of the transfer of the common stock to Procuro is to facilitate the orderly sale of the Company common stock owned by Gaelic and Ms. Garret to BDS and Excellus in connection with the Letter Agreements dated December 17, 2005, between BDS and Ms. Garrett.
On April 20, 2007, Gaelic transferred ownership of 1,725,000 shares in Procuro to BDS for a purchase price of (Australian Dollars) A$1.20 per share. Ms.Garrett and Gaelic hold shared voting and dispositive power over 16,951,065 shares of common stock of the Company due to Ms. Garrett’s role as a director of Procuro and because Ms. Garrett has the authority to direct how votes of Company common stock are cast with respect to the number of shares of Procuro common stock owned by Ms. Garrett and Gaelic in certain instances described in the Shareholders Agreement.
Among other items described in the Shareholders Agreement, the Shareholders Agreement provides:
•	for the contribution by Ms. Garrett, Gaelic, BDS and Excellus of the Company common stock owned by them to Procuro, in exchange for shares of common stock of Procuro;

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
•	that any other Company common stock that is otherwise owned by Ms. Garrett, Gaelic, BDS and Excellus or is acquired directly or indirectly by any of them or their affiliates following the execution of the Shareholders Agreement be transferred to Procuro in exchange for common stock in Procuro;

•	for the sale of Procuro common stock by Ms.Garrett and Gaelic to Excellus and BDS in tranches as described in the Shareholders Agreement and, if neither party has instituted an offer to purchase the other’s Procuro common stock at an appraised value as set forth in the Shareholders Agreement by March 31, 2011 or if all shares of Procuro common stock owned by Ms. Garrett and Gaelic are not sold to BDS and Excellus by May 31, 2011, then the parties to the Shareholders Agreement shall cause Procuro to be immediately dissolved and the Company common stock held by Procuro will be distributed to each of the parties in proportion to their Common Stock ownership in Procuro at the time and the Shareholders Agreement will be terminated;

•	that if an all cash tender offer is commenced by a third party for the Company’s common stock during the term of the Shareholders Agreement and if the board of directors of Procuro cannot agree on whether to participate in the tender offer, then any holder of Procuro common stock may participate in the tender offer with respect to its pro rata share of Company common stock held by Procuro unless the shareholder who does not elect to participate in the tender offer agrees to buy the other’s shares of Procuro common stock at the tender offer price and on the tender offer closing;

•	that if Procuro, any of BDS and Excellus or their respective affiliates desire to acquire shares of Company common stock from any third parties, whether in the form of a tender offer, acquisition, option, merger or otherwise (an “Acquisition”), and Ms. Garrett and Gaelic are required or eligible to vote on such Acquisition, Ms. Garrett and Gaelic agree to vote all of their shares of Procuro common stock or Company common stock in favor of the Acquisition and, in the event of the closing of the Acquisition, Ms. Garrett and Gaelic shall have the right to sell their shares of Procuro common stock to BDS and Excellus at the price specified in the Shareholders Agreement;

•	that the Board of Directors of Procuro shall consist of one member appointed by Ms. Garrett and one member appointed by BDS;

•	that the Board of Directors of the Company shall continue to be Ms. Garrett, six directors nominated by BDS, and two directors nominated by Ms. Garrett; provided, however, that once Gaelic’s share ownership in Procuro has been reduced to one-half of its holdings as of the date of the Shareholders Agreement, the individuals comprising the Company’s Board of Directors shall be Ms. Garrett, seven directors nominated by BDS, and one director nominated by Ms.Garrett; provided further that once Gaelic’s share ownership in Procuro has been reduced to one-tenth of its holdings as of the date of the Shareholders Agreement, the individuals comprising the Company’s Board of Directors shall be Ms. Garrett and eight directors nominated by BDS; and

•	that, except with respect to the election of the Board of Directors of the Company, the Company common stock owned by Procuro shall be voted in a manner determined by Procuro’s board of directors and, if Procuro’s board of directors cannot so agree, then votes shall be cast in the manner, at all times not inconsistent with the terms and intent of the Letter Agreements between BDS and Ms. Garrett executed on December 17, 2005, as directed by Ms. Garrett with respect to the number of shares of Procuro common stock owned by Ms. Garrett and Gaelic and, as directed by Mr. Laurent Sabourin, with respect to the number of shares of Procuro common stock owned by BDS and Excellus.
Organizational Change
On May 1, 2007, MedAire, Inc. (the “Company”) completed an organizational change in its information technology department. In addition to his financial related responsibilities, Roger D. Sandeen, Chief Financial Officer for the Company, will assume responsibility for the Company’s information technology department. On May 8, 2007, the Company entered into a garden leave agreement with James Gibson, the Company’s former Chief Technology Officer. Under the terms of the agreement, Mr. Gibson will continue to receive salary and certain benefits for a period of six months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
There are statements in this Form 10-Q that are not historical facts. These forward-looking statements can be identified by the use of terminology such as: “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “positioned”, “strategy”, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include unanticipated trends in the various markets we serve, changes in health care, telemedicine or insurance regulations, international and domestic economic, competitive and security conditions, governmental regulation and associated legal costs and our ability to stay abreast of increasing technology demands. For a discussion of these risks, you should read this entire Annual Report on Form 10-K carefully, especially the risks discussed under “Risk Factors”. The forward looking statements included in this Form 10-Q do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward looking statements contained in this Form 10-Q will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.
You should read the following discussion together with the consolidated Financial Statements and related notes contained elsewhere in this Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, impairment and useful lives of intangible assets and goodwill and income taxes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. In addition to the other information set forth in this report, you should carefully consider the critical accounting policies and estimates discussed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Accounts receivable
Accounts receivable are carried at original invoice amount less an estimate for an allowance for sales returns and an allowance for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Based on the information available, the Company believes the allowance for doubtful accounts is adequate as of March 31, 2007 and December 31, 2006. Recoveries of accounts receivable previously written off are recorded when received.
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
In order to increase cash flow, the Company has historically followed a practice of invoicing customers one month in advance of the commencement of services. These invoices are recorded as accounts receivable and deferred revenues at the time the amount is invoiced to the customer, and revenue is recognized ratably over the service period once it commences. The amount of accounts receivable and deferred revenues recorded for these prebillings was $534,064 and $1,529,302, as of March 31, 2007 and December 31, 2006, respectively.
Identifiable intangibles and goodwill
Identifiable intangibles and goodwill were recorded upon the initial acquisitions of Global Doctor and Medical Advisory Services. Goodwill represents the excess of the purchase price over the fair market value of the identifiable assets acquired (see Note 14 to the Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2006). SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) prescribes a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate the assets might be impaired. There was no impairment of goodwill or intangible assets as of December 31, 2006. The reporting units are each evaluated as a whole for goodwill impairment testing. The estimated fair values of our reporting units at each testing period exceeded the carrying amount of those units. There were no indicators of impairment during the three months ended March 31, 2007.
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
Subsequent events
Procuro
On April 23, 2007, MedAire, Inc.’s (the “Company”) three largest shareholders, Gaelic, LLC (“Gaelic”), Best Dynamic Services Limited (“BDS”) and Excellus Investments Pte Ltd. (“Excellus”), filed Schedules 13D with the Securities and Exchange Commission disclosing that these three shareholders have contributed their shares of the Company’s common stock to Procuro, Inc., a Nevada corporation (“Procuro”), and entered into a Shareholder Agreement dated April 18, 2007. Gaelic is controlled by Joan Sullivan Garret, Chairman and Founder of the Company. Generally, the Schedules 13D provide as follows:
Procuro’s principal business is to hold, manage, acquire, dispose of, and vote shares of common stock of the Company. At the date of the Shareholders Agreement, Procuro acquired 44,340,369 shares or 77.08% of the Company’s common stock through the contribution of the following number of shares by each of the Company’s three largest shareholders:

Gaelic	18,676,065
BDS	14,780,149
Excellus	10,884,155
Gaelic, BDS and Excellus each contributed the Company common stock to Procuro in exchange for an equal number of shares of common stock of Procuro. It is contemplated that all shares of the Company common stock, approximately 10,400 shares, held by Joan Sullivan Garrett individually will also be contributed to Procuro by Ms. Garrett in exchange for common stock of Procuro as soon as possible. The stated purpose of the transfer of the common stock to Procuro is to facilitate the orderly sale of the Company common stock owned by Gaelic and Ms. Garret to BDS and Excellus in connection with the Letter Agreements dated December 17, 2005, between BDS and Ms. Garrett.
On April 20, 2007, Gaelic transferred ownership of 1,725,000 shares in Procuro to BDS for a purchase price of (Australian Dollars) A$1.20 per share. Ms.Garrett and Gaelic hold shared voting and dispositive power over 16,951,065 shares of common stock of the Company due to Ms. Garrett’s role as a director of Procuro and because Ms. Garrett has the authority to direct how votes of Company common stock are cast with respect to the number of shares of Procuro common stock owned by Ms. Garrett and Gaelic in certain instances described in the Shareholders Agreement.
Among other items described in the Shareholders Agreement, the Shareholders Agreement provides:
•	for the contribution by Ms. Garrett, Gaelic, BDS and Excellus of the Company common stock owned by them to Procuro, in exchange for shares of common stock of Procuro;

•	that any other Company common stock that is otherwise owned by Ms. Garrett, Gaelic, BDS and Excellus or is acquired directly or indirectly by any of them or their affiliates following the execution of the Shareholders Agreement be transferred to Procuro in exchange for common stock in Procuro;

•	for the sale of Procuro common stock by Ms.Garrett and Gaelic to Excellus and BDS in tranches as described in the Shareholders Agreement and, if neither party has instituted an offer to purchase the other’s Procuro common stock at an appraised value as set forth in the Shareholders Agreement by March 31, 2011 or if all shares of Procuro common stock owned by Ms. Garrett and Gaelic are not sold to BDS and Excellus by May 31, 2011, then the parties to the Shareholders Agreement shall cause Procuro to be immediately dissolved and the Company common stock held by Procuro will be distributed to each of the parties in proportion to their Common Stock ownership in Procuro at the time and the Shareholders Agreement will be terminated;

•	that if an all cash tender offer is commenced by a third party for the Company’s common stock during the term of the Shareholders Agreement and if the board of directors of Procuro cannot agree on whether to participate in the tender offer, then any holder of Procuro common stock may participate in the tender offer with respect to its pro rata share of Company common stock held by Procuro unless the shareholder who does not elect to participate in the tender offer agrees to buy the other’s shares of Procuro common stock at the tender offer price and on the tender offer closing;

•	that if Procuro, any of BDS and Excellus or their respective affiliates desire to acquire shares of Company common stock from any third parties, whether in the form of a tender offer, acquisition, option, merger or otherwise (an “Acquisition”), and Ms. Garrett and Gaelic are required or eligible to vote on such Acquisition, Ms. Garrett and Gaelic agree to vote all of their shares of Procuro common stock or Company common stock in favor of the Acquisition and, in the event of the closing of the Acquisition, Ms. Garrett and Gaelic shall have the right to sell their shares of Procuro common stock to BDS and Excellus at the price specified in the Shareholders Agreement;

•	that the Board of Directors of Procuro shall consist of one member appointed by Ms. Garrett and one member appointed by BDS;

•	that the Board of Directors of the Company shall continue to be Ms. Garrett, six directors nominated by BDS, and two directors nominated by Ms. Garrett; provided, however, that once Gaelic’s share ownership in Procuro has been reduced to one-half of its holdings as of the date of the Shareholders Agreement, the individuals comprising the Company’s Board of Directors shall be Ms. Garrett, seven directors nominated by BDS, and one director nominated by Ms.Garrett; provided further that once Gaelic’s share ownership in Procuro has been reduced to one-tenth of its holdings as of the date of the Shareholders Agreement, the individuals comprising the Company’s Board of Directors shall be Ms. Garrett and eight directors nominated by BDS; and

•	that, except with respect to the election of the Board of Directors of the Company, the Company common stock owned by Procuro shall be voted in a manner determined by Procuro’s board of directors and, if Procuro’s board of directors cannot so agree, then votes shall be cast in the manner, at all times not inconsistent with the terms and intent of the Letter Agreements between BDS and Ms. Garrett executed on December 17, 2005, as directed by Ms. Garrett with respect to the number of shares of Procuro common stock owned by Ms. Garrett and Gaelic and, as directed by Mr. Laurent Sabourin, with respect to the number of shares of Procuro common stock owned by BDS and Excellus.
Organizational Change
On May 1, 2007, MedAire, Inc. (the “Company”) completed an organizational change in its information technology department. In addition to his financial related responsibilities, Roger D. Sandeen, Chief Financial Officer for the Company, will assume responsibility for the Company’s information technology department. On May 8, 2007, the Company entered into a garden leave agreement with James Gibson, the Company’s former Chief Technology Officer. Under the terms of the agreement, Mr. Gibson will continue to receive salary and certain benefits for a period of six months.
New accounting pronouncements
In December 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 mandates retrospective application of a voluntary change in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the changes. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The adoption of SFAS 154 did not have an impact on our consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for years beginning after September 15, 2006. The adoption of SFAS 156 did not have an impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN48 did not have a material impact on our consolidated financial statements.
In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 did not have an impact on our consolidated financial statements.
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

	March 31, 2007	March 31, 2006
Revenues, net
Service	63%	67%
Equipment	25%	22%
Education	12%	11%

Total revenues, net	100%	100%
Costs of revenues
Service	56%	70%
Equipment	57%	60%
Education	52%	67%

Total costs of revenues	55%	67%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Revenues
Revenues in the three months ended March 31, 2007 were $7.7 million compared to $7.4 million in the three months ended March 31, 2006, an increase of $0.3 million or 4%. No one customer accounted for more than 10% of our revenues in the three months ended March 31, 2007 or 2006. The increase in revenues was driven by both an increase in prices and an increase in volume.
Service Revenues. Our service revenues decreased to $4.9 million in the three months ended March 31, 2007 from $5.0 million in the three months ended March 31, 2006, a decrease of 2%. The Service segment has undergone significant change over the last year as a result of Company’s de-emphasis of the security market, the sale of the Global Doctor clinics during the second and third quarter of 2006, and the Company’s strategy of renegotiating underperforming contracts. Global Doctor clinic revenue was $0.7 million in the three month period ended March 31, 2006. Excluding the impact of the decrease in total revenues from the sale of the Global Doctor clinics, Service revenues increased approximately $0.6 million from $4.3 million for the three month period ended March 31, 2006 to $4.9 million for the three month period ended March 31, 2007. This increase was primarily due to increases of approximately $0.2 million each in the Commercial Aviation and Business and General Aviation markets as well as an increase of approximately $0.2 million in evacuation revenues. Service revenues represented 63% and 67% of our total revenues for the three months ended March 31, 2007 and 2006, respectively.
Equipment Revenues. Our equipment revenues increased to $1.9 million in the three months ended March 31, 2007 from $1.7 million in the three months ended March 31, 2006, an increase of 17%. The increase in equipment revenues, principally representing increases in sales of defibrillators, medical kits and kit repairs, was the result of increased demand in all markets the Company serves. Equipment revenues represented 25% and 22% of total revenues for the three months ended March 31, 2007 and 2006, respectively.
Education Revenues. Our education revenues increased to $0.9 million in the three months ended March 31, 2007 from $0.8 million in the three months ended March 31, 2006, an increase of 16%. The increase in education revenues primarily relates to increases in education revenues from the Business and General aviation market. Education revenues represented 12% and 11% of total revenues for the three months ended March 31, 2007 and 2006, respectively.
Cost of Revenues
Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical and security services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues decreased to $2.7 million in the three months ended March 31, 2007 from $3.5 million in the three months ended March 31, 2006, a decrease of 22%, representing 56% and 70% as a percentage of service revenues in the respective periods. The decrease was primarily attributable to the decrease in Global Doctor clinic cost of revenues of approximately $0.9 million from 2006 to 2007 as a result of the sale of the Global Doctor clinics in the second and third quarter of 2006. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix and the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow and we continue to make operational efficiency improvements in service delivery.
Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies, as well as personnel costs to assemble the kits. Cost of equipment revenues increased approximately $0.1 million to $1.1 million in the three months ended March 31, 2007 from $1.0 million for the three months ended March 31, 2006, representing 57% and 60% as a percentage of equipment revenues in the respective periods. The absolute dollar increase of approximately 11% was primarily attributable to the increase in equipment revenues. We anticipate as we work to grow medical kit revenues that we will retain the economies of scale resulting in a similar margin.
Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues remained relatively consistent at approximately $0.5 million for both the three month period ended March 31, 2007 and the three month period ended March 31, 2006. Cost of education revenues represented 52% and 67% of education revenues in the respective periods. The increase in margin relates to economies of scale achieved in 2007 as compared to 2006.

Operating Expenses
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. The slight decrease in sales and marketing expenses of approximately $81K, or 6%, was primarily due to a decrease in stock option expense from 2006 to 2007. We anticipate sales and marketing expense as a percentage of revenues to increase slightly in future periods as we make investments in market research and business development within our core markets that will be expected to drive future revenue growth.
General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses decreased to $1.5 million in the three months ended March 31, 2007, from $2.2 million in the three months ended March 31, 2006, a decrease of 32%. The decrease from 2006 to 2007 is primarily due to several non-recurring expenses that were incurred in 2006 that were not incurred in 2007: approximately $0.3 million of legal, accounting and increased staffing expenses incurred in the filing of our Registration Statement on Form 10 with the Securities and Exchange Commission, increased legal fees for shareholder actions of approximately $0.2 million, and $0.2 million related to adoption of the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Additionally, due to the change in control regarding the Company’s board of directors that occurred in January 2006, all options outstanding vested, and the Company recognized $0.3 million of compensation expense during the three month period ended March 31, 2006. General and administrative expenses represented 19% and 30% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. We anticipate general and administrative expenses will increase during the remainder of 2007 as we move to become compliant with the Securities and Exchange Commission’s rules and regulations, including those imposed in accordance with the Sarbanes-Oxley Act of 2002.
Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization remained relatively consistent at approximately $0.2 million for both the three month period ended March 31, 2007 and the three month period ended March 31, 2006.
Other Income and Expenses
Interest Income. Interest income increased to approximately $39,000 in the three months ended March 31, 2007, from approximately $10,000 in the three months ended March 31, 2006, primarily due to a higher cash balance during the three months ended March 31, 2007.
Interest Expense. Interest expense increased from approximately $5,000 for the three months ended March 31, 2006 to approximately $19,000 for the three months ended March 31, 2007 due to an increase in the amount of financed insurance premiums at December 31, 2006 as compared to December 31, 2005.
Liquidity and Capital Resources
As of March 31, 2007, we had unrestricted cash and cash equivalents of $4.6 million, an increase of $0.7 million from December 31, 2006. Our working capital, excluding the current portion of deferred revenues at March 31, 2007 was $7.6 million, compared to $7.2 million at December 31, 2006.
We believe that our existing cash and cash equivalents combined with our cash flow from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next year.
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
Contractual Obligations
The Company’s future contractual obligations consist principally of capital and operating leases, commitments regarding third party medical and service providers and operating expenses, deferred revenue obligations, and employment agreements. There have been no material changes to the Company’s contractual obligations since year end other than scheduled payments. The Company currently has no material marketing or capital expenditure commitments.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As stated in the Company’s most recent Form 10-K filing, during post-closing and audit processes in connection with our consolidated financial statements for the year ended December 31, 2006, certain issues were discovered by us and our independent auditors that resulted in adjustments to these statements. In addition, the Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures for the sales cycle were not properly designed and were not functioning effectively to provide reasonable assurance that sales transactions were properly recorded, processed, summarized and reported. We discussed these matters before our consolidated financial statements for the year ended December 31, 2006 were completed, and continue to believe they are properly accounted for in our consolidated financial statements. However, we have concluded that the failure to discover these items in our regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of our internal controls over financial reporting. Management is working to identify and implement corrective actions where required to improve the effectiveness and timeliness of our internal controls, including the enhancement of our systems and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of March 31, 2007. As part of our evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in our internal controls over financial reporting continue to exist. Although we have devoted significant time and resources toward remediating our reported material weakness and made progress in that regard, our management has concluded that the control deficiency relating to the reported material weaknesses have not been effectively remediated as of March 31, 2007. In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements were prepared in accordance with generally accepted accounting priciples. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Change in Internal Control over Financial Reporting
Except as noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Item 1A – “Risk Factors” in Part II of this report.

Part II. Other Information
Item 1. Legal Proceedings
The Company is not currently involved in any ongoing legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Risk Factors included in our Annual Report on Form 10-K have not materially changed other than as set forth below. The first two risk factors below have been revised. The last two risk factors below have not been revised, but are being restated here to facilitate the cross-reference made at the end of “Item 4 – Controls and Procedures” in Part I of this report.
We have intangible assets and goodwill whose values may become impaired.
Goodwill represents 6% of our assets. Goodwill was approximately $795,000 as of March 31, 2007. If we make any new acquisitions it is likely that we will record additional goodwill on our books. We periodically evaluate our goodwill to determine whether all or a portion of its carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill could materially affect our results of operations and stockholders’ equity in the period in which the impairment occurs.
We will need to monitor and implement finance and accounting systems, procedures and controls.
In connection with our review of our consolidated financial statements for the three months ended March 31, 2007 and for the year ended December 31, 2006 and the review and audit of those statements by our independent auditors, we determined that our fiscal year 2006 year-end closing process did not ensure that all significant elements of our consolidated financial statements were adequately reviewed and reported on a timely basis. In our post-closing and audit processes, certain issues were discovered by us and our independent auditors that resulted in adjustments to our consolidated financial statements. In addition, we concluded that the controls and procedures for the sales cycle were not properly designed and were not functioning effectively to provide reasonable assurance that sales transactions were properly recorded, processed, summarized and reported. We discussed these matters before our consolidated financial statements for the year ended December 31, 2006 were completed, and they are properly accounted for in our consolidated financial statements. However, we have concluded that the failure to discover these items in our regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of our internal controls over financial reporting. Our management is working to identify and implement corrective actions where required to improve the effectiveness and timeliness of our internal controls, including the enhancement of our systems and procedures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities or use of proceeds during the first quarter of 2007.
Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the first quarter of 2007.

Item 4. Submission of Matters to a Vote of Security Holders
There were no items subject to a vote of security holders during the first quarter of 2007.
Item 5. Other Information
There were no items to be disclosed relative to the fourth quarter 2006 that have not otherwise been disclosed.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [1]

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [1]

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDAIRE, INC.

By:

Dated: , 2007		James Allen Williams Chief Executive Officer (principal executive officer)

By:

Dated: , 2007		Roger D. Sandeen Chief Financial Officer (principal financial and accounting officer)