Form 10-Q/A
period 2007-03-31
MedAire, Inc.
filed 2007-05-15
CIK 1337301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

MEDAIRE, INC.

	By:	/s/ James Allen Williams

Dated: May 15, 2007		James Allen Williams Chief Executive Officer (principal executive officer)

	By:	/s/ Roger D. Sandeen

Dated: May 15, 2007		Roger D. Sandeen Chief Financial Officer (principal financial and accounting officer)