Form 10-Q
period 2007-06-30
MedAire, Inc.
filed 2007-08-14
CIK 1337301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2007
Common Stock, $0.001 par value per share	57,702,337 shares

MEDAIRE, INC. AND SUBSIDIARIES

MEDAIRE, INC. AND SUBSIDIARIES
Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,
	2007	December 31,
		2006
ASSETS
Current assets:
Cash and cash equivalents	$4,706,908	$3,860,110
Accounts receivable, net of allowance for doubtful accounts and returns of $568,000 and $406,000 at June 30, 2007 and December 31, 2006, respectively	5,421,643	5,517,129
Unbilled revenue	694,911	614,958
Short term portion of notes receivable	56,593	50,472
Inventory	392,362	393,022
Prepaid and other current assets	655,313	770,197
Deferred tax asset	280,100	—

Total current assets	12,207,830	11,205,888
Equipment and leasehold improvements, net	1,369,131	1,651,933
Goodwill	795,466	795,466
Identifiable intangibles, net	126,094	165,059
Deposits	131,256	135,590
Notes receivable — long term	9,766	38,486
Deferred tax asset	398,000	—

	$15,037,543	$13,992,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$954,936	$735,952
Accrued expenses	2,025,394	2,834,674
Current maturities of capital lease obligations	90,914	87,836
Short term notes payable	142,567	353,219

Current liabilities before deferred revenue	3,213,811	4,011,681
Current portion of deferred revenue	6,694,121	6,853,153

Total current liabilities	9,907,932	10,864,834
Long-term capital lease obligations, less current portion	336,671	382,601
Deferred revenue, less current portion	848,406	874,662

Total liabilities	11,093,009	12,122,097

Stockholders’ equity:
Preferred stock; voting, $0.001 per share; 10,000,000 shares authorized, none issued	—	—
Common stock; voting, $0.001 par value; 100,000,000 shares authorized; 57,702,337 and 57,527,960 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	57,703	57,528
Additional paid-in capital	6,758,816	6,678,897
Accumulated deficit	(2,884,452)	(4,878,610)
Accumulated other comprehensive income	12,467	12,510

Total stockholders’ equity	3,944,534	1,870,325

	$15,037,543	$13,992,422

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30 ,
	2007	2006	2007	2006
Revenues, net
Services	$5,031,119	$5,155,595	$9,897,092	$10,108,776
Equipment	1,902,741	1,599,241	3,848,598	3,265,256
Education	909,508	799,896	1,835,758	1,600,332

Total revenues, net	7,843,368	7,554,732	15,581,448	14,974,364

Costs of revenues
Services	2,728,398	3,301,391	5,443,019	6,765,461
Equipment	1,091,347	1,062,876	2,191,656	2,058,344
Education	557,650	471,236	1,034,790	1,007,154

Total costs of revenues	4,377,395	4,835,503	8,669,465	9,830,959

Gross profit	3,465,973	2,719,229	6,911,983	5,143,405

Operating expenses
Sales and marketing	1,186,020	1,414,759	2,351,132	2,660,658
General and administrative	1,453,305	1,877,844	2,942,717	4,070,002
Depreciation and amortization	174,703	175,473	357,940	350,643

Total operating expenses	2,814,028	3,468,076	5,651,789	7,081,303

Operating income (loss)	651,945	(748,847)	1,260,194	(1,937,898)

Other income (expense)
Loss on sale of subsidiary (Note 2)	—	(500,000)	—	(500,000)
Write-off of long-term assets and other	—	(100,876)	—	(100,876)
Interest income	50,714	9,987	89,976	19,896
Interest expense	(15,607)	(4,506)	(34,112)	(9,076)

Total other income (expense)	35,107	(595,395)	55,864	(590,056)

Net income (loss) before income taxes	687,052	(1,344,242)	1,316,058	(2,527,954)
Income tax benefit	(678,100)	—	(678,100)	—

Net income (loss)	$1,365,152	$(1,344,242)	$1,994,158	$(2,527,954)

Net income (loss) per common share, basic and diluted
Basic	$0.02	$(0.02)	$0.03	$(0.04)

Diluted	$0.02	$(0.02)	$0.03	$(0.04)

Weighted average number of shares used in computation:
Basic	57,625,688	57,494,370	57,577,094	57,473,977

Diluted	58,339,035	57,494,370	58,164,427	57,473,977

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$1,365,152	$(1,344,242)	$1,994,158	$(2,527,954)
Other comprehensive income:
Currency translation gain (loss)	(3,619)	6,267	(43)	11,769

Comprehensive income (loss)	$1,361,533	$(1,337,975)	$1,994,115	$(2,516,185)

     The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,994,158	$(2,527,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	357,940	350,643
Bad debt expense and provision for sales returns	161,429	56,867
Income tax benefit	(678,100)	—
Stock based employee compensation	—	517,935
Loss on sale of subsidiary		500,000
Gain on disposal of equipment	(2,001)	—
Write-off of long-term asset and other	—	113,119
Changes in operating assets and liabilities:
Accounts receivable	(60,248)	(610,972)
Unbilled revenue	(79,953)	120,857
Inventory	261	(6,055)
Income tax receivable	—	(2,978)
Prepaids and other current assets	115,178	609,664
Deposits	4,334	(67,517)
Accounts payable and accrued expenses	(592,599)	198,491
Deferred revenue	(194,524)	1,298,988

Net cash provided by operating activities	$1,025,875	$551,088

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(41,839)	(228,590)
Proceeds from sale of equipment	5,607	—
Restricted cash	—	500,000
Proceeds from sale of Global Doctor investment, net of cash sold	—	252,096
Repayments on notes receivable	22,599	—

Net cash provided by (used in) investing activities	$(13,633)	$523,506

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	80,094	18,594
Payments on short term notes payable	(210,652)	—
Repayment of capital lease obligation	(42,852)	(3,556)

Net cash provided by (used in) financing activities	$(173,410)	$15,038

Effect of foreign currency exchange rate changes on cash and cash equivalents	7,966	11,961

Net increase in cash and cash equivalents	846,798	1,101,593
Cash and cash equivalents at beginning of period (including Global Doctor balances)	3,860,110	1,590,937

Cash and cash equivalents at end of the period (including Global Doctor balances)	4,706,908	2,692,530
Cash and cash equivalents at end of the period associated with Global Doctor	—	(64,839)

	$4,706,908	$2,627,691

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the six months for interest	$34,000	$9,600

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Basis of Presentation
The unaudited interim financial statements of MedAire, Inc. and its wholly owned subsidiaries, (“the Company”), included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under the Exchange Act of 1934. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
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
In January 2003, a transaction was completed to merge with Global Doctor Limited (Global Doctor), located in Perth, Australia. Global Doctor primarily operates a network of international clinics in Asia. Beginning in late 2005, the Company began pursuing the sale of Global Doctor. In order to sell Global doctor by region (China, Indonesia and Thailand), an internal corporate reorganization was implemented in 2006. The sale of Global Doctor clinics was completed during the third quarter of 2006. The Company’s consolidated financial statements as of June 30, 2007 and December 31, 2006 include the wholly owned subsidiary Global Doctor Services Pty Ltd.
Effective December 2005, Global Resources, Inc., was formed as a wholly owned subsidiary of MedAire, Inc., for purposes of holding the Company’s mining rights sale agreements for mining rights previously sold and is included in the consolidated financial statements. Currently, Global Resources does not hold any assets or liabilities, nor is it engaged in any activity.
Use of estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, accounts receivable, allowance for doubtful accounts, deferred revenue, deferred income taxes, identifiable intangibles and goodwill.
Expression of currency:
All amounts are shown in US currency, unless otherwise noted.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)
Accounts receivable:
In order to increase cash flow, the Company has historically followed a practice of invoicing customers one month in advance of the commencement of services. These invoices are recorded as accounts receivable and deferred revenues at the time the amount is invoiced to the customer, and revenue is recognized ratably over the service period once it commences. The amount of accounts receivable and deferred revenues recorded for these prebillings was $1,601,136 and $1,529,302, as of June 30, 2007 and December 31, 2006, respectively.
Net income (loss) per common share:
Net income (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the three months ended June 30, 2007 and June 30, 2006, 100,000 and 1,713,630, respectively, common shares issuable upon exercise of employee stock options and 0 and 580,000 stock warrants, respectively, have not been included in the computation of net income (loss) per common share because their inclusion would have had an antidilutive effect. For the six months ended June 30, 2007 and June 30, 2006, 300,000 and 1,713,630, respectively, common shares issuable upon exercise of employee stock options and 580,000 stock warrants have not been included in the computation of net income (loss) per common share because their inclusion would have had an antidilutive effect.
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
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 is $32,959 and $517,935, respectively, higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted losses per share for the three and six months ended June 30, 2006 would have been $(0.02) and $(0.03), respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted losses per share of $(0.02) and $(0.04), respectively. No compensation expense was recorded during the three and six month periods ended June 30, 2007, as no stock options were granted during those periods and all previously granted awards were fully vested.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were 174,377 options exercised during the three and six month periods ended June 30, 2007 and 74,377 options exercised during the three and six month periods ended June 30, 2006. These incentive stock option exercises resulted in $80,094 and $18,594 in cash proceeds, respectively, with no tax benefits received.

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

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Disposition of Global Doctor
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
The Company entered into a Sale and Purchase of Shares Agreement on June 14, 2006 for the sale of the medical clinic in Jakarta, Indonesia. On July 28, 2006 a new sale and purchase of shares agreement was executed which included a sales price of $161,000. The sale was completed on August 3, 2006 and the Company received $50,000 in cash and a note receivable due in 24 monthly installments beginning September 1, 2006, plus interest at an annual rate of 6%. The note is secured by a personal guarantee and a pledge of the shares purchased. As of June 30, 2007 and December 31, 2006, the remaining balance of the note receivable was $66,000 and $89,000, respectively.
The Company entered into an agreement for the sale of the assets at the clinic in Bangkok, Thailand for $20,000. The sale was completed August 31, 2006, and proceeds were received in September 2006.
As a result of the three sales, the Company recorded a pre-tax loss of $500,000 during the three and six month periods ended June 30, 2006, to recognize the net assets in excess of the sales proceeds and note receivable and estimated costs of approximately $215,000 to wrap up all the financial affairs of the Global Doctor operations. The remaining liability is expected to be paid during 2007.
In accordance with FAS 146 “Accounting for the Costs Associated with Exit or Disposal Activities”, a summary of the liability and charges for the estimated costs to exit the Global Doctor operations is as follows:

	Workforce	Other
	Reduction	Exit Costs	Total

Liability as of December 31, 2005	$—	$—	$—
Accrued expenses to the loss on sale of subsidiary	158,686	56,575	215,261
Payments	(141,126)	(56,196)	(197,322)
Accrued expenses recorded in general and administrative expenses	—	42,000	42,000
Adjustments to the loss on sale of subsidiary	(61)	28,881	28,820

Liability as of December 31, 2006	17,499	71,260	88,759
Payments	(5,833)	(76,740)	(82,573)
Accrued expenses recorded in general and administrative expenses	—	20,000	20,000

Liability as of June 30, 2007	$11,666	$14,520	$26,186

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Disposition of Global Doctor (continued)
The following table summarizes the financial performance of the Global Doctor clinic operations for the three and six month periods ended June 30, 2007 and 2006, respectively.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues from external customers	$—	$926,449	$—	$1,614,665
Intersegment revenues	—	69,218	—	88,196
Pre-tax income (loss)	—	(25,806)	—	178,304
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
Management evaluates the performance of the Global Doctor segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses and foreign exchange gains and losses. The Service, Equipment and Education segments are evaluated based on revenue and gross profit or loss performance, prior to any corporate allocation for sales, marketing or general and administrative expense. The assets and operating expenses relative to these segments are included in the unallocated amounts as management does not review or allocate these amounts to the segment level.
Financial information with respect to the reportable segments is as follows:

Three months ended						Eliminating
June 30, 2007	Unallocated	Service	Equipment	Education	Global Doctor	Entries	Total
Revenue from external customers	$—	$5,031,119	$1,902,741	$909,508	$—	$—	$7,843,368
Intersegment revenue	—	—	—	—	—	—	—
Gross profit	—	2,302,721	811,394	351,858	—	—	3,465,973
Interest income	50,714	—	—	—	—	—	50,714
Interest expense	(15,607)	—	—	—	—	—	(15,607)
Depreciation and amortization	(174,703)	—	—	—	—	—	(174,703)
Pre-tax segment income	687,052	—	—	—	—	—	687,052
Segment assets	14,899,889	795,466	—	—	5,086	(662,898)	15,037,543
Expenditures for equipment & LHI	(27,185)	—	—	—	—	—	(27,185)

Six months ended						Eliminating
June 30, 2007	Unallocated	Service	Equipment	Education	Global Doctor	Entries	Total
Revenue from external customers	$—	$9,897,092	$3,848,598	$1,835,758	$—	—	$15,581,448
Intersegment revenue	—	—	—	—	—	—	—
Gross profit	—	4,454,073	1,656,942	800,968	—	—	6,911,983
Write-off of intercompany loan	—	—	—	—	—	—	—
Interest income	89,976	—	—	—	—	—	89,976
Interest expense	(34,112)	—	—	—	—	—	(34,112)
Depreciation and amortization	(357,940)	—	—	—	—	—	(357,940)
Pre-tax segment income	1,316,058	—	—	—	—	—	1,316,058
Segment assets	14,899,889	795,466	—	—	5,086	$(662,898)	15,037,543
Expenditures for equipment & LHI	(41,839)	—	—	—	—	—	(41,839)

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Segment Reporting (continued)

Three months ended						Eliminating
June 30, 2006	Unallocated	Service	Equipment	Education	Global Doctor	Entries	Total
Revenue from external customers	$—	$4,229,146	$1,599,241	$799,896	$926,449	$—	$7,554,732
Intersegment revenue	—	—	—	—	69,218	(69,218)	—
Gross profit (loss)	—	1,880,101	536,365	328,660	(25,897)	—	2,719,229
Interest income	9,896	—	—	—	91	—	9,987
Interest expense	(4,506)	—	—	—	—	—	(4,506)
Depreciation and amortization	(175,473)	—	—	—	—	—	(175,473)
Pre-tax segment income (losses)	(1,318,436)	—	—	—	(25,806)	—	(1,344,242)
Segment assets	11,055,182	795,466	—	—	444,780	(322,604)	11,972,824
Expenditures for equipment & LHI	(99,003)	—	—	—	(64,154)	—	(163,157)

Six months ended						Eliminating
June 30, 2006	Unallocated	Service	Equipment	Education	Global Doctor	Entries	Total
Revenue from external customers	$—	$8,494,111	$3,265,256	$1,600,332	$1,614,665	—	$14,974,364
Intersegment revenue	—	—	—	—	88,196	(88,196)	—
Gross profit (loss)	—	3,515,180	1,206,912	593,178	(171,865)	—	5,143,405
Write-off of intercompany loan	—	—	—	—	350,000	(350,000)	—
Interest income	19,727	—	—	—	169	—	19,896
Interest expense	(9,076)	—	—	—	—	—	(9,076)
Depreciation and amortization	(350,643)	—	—	—	—	—	(350,643)
Pre-tax segment income (losses)	(2,706,258)	—	—	—	178,304	—	(2,527,954)
Segment assets	11,055,182	795,466	—	—	444,780	(322,604)	11,972,824
Expenditures for equipment & LHI	(160,370)	—	—	—	(68,220)	—	(228,590)
Note 4. Stock Based Compensation
The Company has implemented the Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”). The Plan includes both incentive and non-qualified stock options. The exercise price of the options, as well as the vesting period, is established by the Company’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years. The lives of the options granted are ten years. Under the Plan the total number of options permitted is 15% of issued shares up to a maximum of 20,000,000 shares. As of June 30, 2007 and December 31, 2006, 7,366,098 and 6,865,564 additional options remain that may be granted under the Plan. The options are exercisable for a period of 10 years and vest based upon years of service. There were 130,000 stock options granted during the three and six month periods ended June 30, 2006. No stock options were granted during the three and six month periods ended June 30, 2007. All stock options outstanding are fully vested as of June 30, 2007. As such, there is no compensation expense to be recognized in future years under SFAS 123(R) for stock options outstanding as of June 30, 2007.
No compensation expense was recorded during the three and six month periods ended June 30, 2007. Due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested immediately during the first quarter of 2006. As a result, the Company recognized $56,064, $112,124 and $84,092 of compensation expense in service cost of revenues, sales and marketing expense, and general and administrative expense, respectively, during the six months ended June 30, 2006. During the three and six month periods ended June 30, 2006, the Company recognized additional compensation expense of $32,959 for the grant of 130,000 stock options. This expense was charged to general and administrative expense.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Stock Based Compensation (continued)
On May 3, 2005 at the annual general meeting, a resolution was reached to issue James E. Lara, President and COO, 1,740,000 warrants (options) outside of the existing Plan. Each such warrant entitled the holder to subscribe for one fully paid share of common stock of the Company at an exercise price of $0.68 each, with 100% vesting at December 31, 2007 based upon achievement of the performance condition of $5.6 million in EBITDA at that date. The final exercise date available for the warrants was December 31, 2009. The options are listed separately as warrants below. A subsequent board resolution in January 2006 clarified the grant of these warrants to grant 580,000 immediately exercisable warrants, leaving a balance of 1,160,000 warrants that may be granted at a future date. This change is accounted for on the tables following as a forfeiture of the 1,160,000 warrants during the year ended December 31, 2006. Compensation expense of $232,696 was recorded to general and administrative expense for these warrants during the six month period ended June 30, 2006.
The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock-based awards with the following assumptions:

	June 30,	June 30,
	2007	2006
Expected life of award (in years)	N/A	5
Expected volatility	N/A	70%
Risk-free interest rate	N/A	3%
Expected dividend yield	N/A	0%
The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the implied volatility of our stock price.
A summary of stock option activity under the Plan is as follows:

			Weighted-
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Balance, December 31, 2004	5,809,289	$0.41
Forfeited	(885,425)	0.60
Cancelled	(300,000)	0.58
Granted	80,000	0.55
Exercised	(2,445,857)	0.26

Balance, December 31, 2005	2,258,007	$0.48

Forfeited	(550,000)	0.49
Granted	130,000	0.42
Exercised	(74,377)	0.25

Balance, December 31, 2006	1,763,630	$0.48	5.5 years

Forfeited	—	—
Cancelled	(300,000)	0.82
Granted	—	—
Exercised	(174,377)	0.46

Balance, June 30, 2007	1,289,253	$0.41	4.9 years	$523,441

Exercisable at June 30, 2007	1,289,253	$0.41	4.9 years	$523,441

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Stock Based Compensation (Continued)
A summary of warrant activity is as follows:

			Weighted-
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual	Intrinsic Value
Balance, December 31, 2004	—	$—
Granted	1,740,000	0.68

Balance, December 31, 2005	1,740,000	$0.68
Forfeited	(1,160,000)	0.68

Balance, December 31, 2006	580,000	$0.68

Forfeited	—	—
Granted	—	—
Exercised	—	—

Balance, June 30, 2007	580,000	$0.68	2.5 years	$394,400

Exercisable at June 30, 2007	580,000	$0.68	2.5 years	$394,400

The following table summarizes information about stock options and warrants outstanding at June 30, 2007:

	Options and Warrants Outstanding			Options and Warrants Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
0.25	729,253	$0.25	3.1 years	729,253	$0.25
0.39	60,000	0.39	6.1 years	60,000	0.39
0.40-.5099	150,000	0.44	8.7 years	150,000	0.44
0.51-.7699	830,000	0.69	3.9 years	830,000	0.69
0.77-1.00	100,000	0.79	6.6 years	100,000	0.79

	1,869,253			1,869,253

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
The Company adopted FIN48 on January 1, 2007. The Company did not recognize a cumulative-effect adjustment to retained earnings due to the Company’s valuation allowances on its net deferred tax assets. As of January 1, 2007, the Company had no unrecognized tax benefits, as the Company believes that it is more likely than not that each of its tax positions resulting in tax benefits would be sustained upon examination by the taxing authority. While the Company does not have any interest and penalties related to unrecognized tax benefits, the Company’s policy is to recognize such expenses as tax expense.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Income Taxes (Continued)
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
The components of net deferred tax assets are as follows:

	June 30,	December 31,
	2007	2006
Equipment and leasehold improvements	$(39,000)	$(72,000)
Operating loss carryforwards	461,000	1,062,000
Allowance for doubtful accounts	227,000	163,000
Stock based compensation	49,000	—
Deferred revenue	331,000	331,000
Other	110,100	175,000

Net deferred tax assets	1,139,100	1,659,000
Less: Net deferred tax valuation allowance	(461,000)	(1,659,000)

Net deferred tax assets	$678,100	$—

In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company originally established a valuation allowance against its net deferred tax assets as of December 31, 2004, and continued to maintain these valuation allowances through the three month period ended March 31, 2007, as management believed that it was more likely than not that its deferred tax assets may not be realized due to the history of losses the Company had sustained. Realization of a deferred tax asset is dependent on whether or not there will be sufficient taxable income in the future periods in which the net operating loss can be utilized as available under tax law. As of June 30, 2007, the Company has now realized net income for four consecutive fiscal quarters. Management now believes that it is more likely than not that the Company will be able to fully utilize all of its deferred tax assets. Accordingly, the Company has reversed $1,198,000 of its deferred tax valuation allowances as of June 30, 2007 and has recognized an income tax benefit of $678,100 during the three and six month periods ended June 30, 2007 in order to recognize deferred tax assets.
The remaining valuation reserve of $461,000 as of June 30, 2007, represents a valuation reserve for the Company’s remaining net operating loss carryforwards. In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28”, the tax benefit for operating loss carryforwards from prior years shall be included in the effective tax rate computation if the tax benefit is expected to be realized as a result of “ordinary” income in the current year. Otherwise, the tax benefit shall be recognized in each interim period to the extent that income in the period and for the year to date is available to offset the operating loss carryforward.
Income tax expense (benefit) consists of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Current	$(280,100)	$—	$(280,100)	$—
Deferred	(398,000)	—	(398,000)	—

Income tax expense (benefit)	$(678,100)	$—	$(678,100)	$—

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Income Taxes (Continued)
Federal net operating loss carryforwards are as follows:

	June 30,	December 31,
	2007	2006
Expiring in 2022	$—	$265,000
Expiring in 2023	214,000	1,426,000
Expiring in 2024	913,000	913,000

	$1,127,000	$2,604,000

Combined state net operating loss carryforwards are as follows:

	June 30,	December 31,
	2007	2006
Expiring in 2007	$—	$401,000
Expiring in 2008	87,000	1,164,000
Expiring in 2010	34,000	34,000
Expiring in 2011	914,000	914,000
Expiring in 2012	9,000	9,000
Expiring in 2013	28,000	28,000
Expiring in 2015	18,000	18,000
Expiring in 2017	11,000	11,000
Expiring in 2018	17,000	17,000
Expiring in 2022	68,000	68,000
Expiring in 2023	110,000	110,000

	$1,296,000	$2,774,000

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss from continuing operations due to the following:

Six Months
Ended
June 30,
2007
Computed “expected” tax expense (benefit)	$461,000
Increase (decrease) in income taxes resulting from:
Increase (decrease) in valuation allowance	(1,198,000)
Nondeductible expenses	24,200
State income taxes, net of federal tax benefit	79,000
Other	(44,300)

Income tax benefit	$(678,100)

Note 6. Related Party Transactions
On July 1, 2006, the Company entered into a contract with International SOS Assistance, Inc. (“ISOS”) to provide online website access for international travel related information. This website will be used by employees of the Company’s customers who travel internationally. The employees will be able to view information by country including health risks, vaccinations, medical care, safety, security and travel information. The contract is effective July 1, 2006 through July 1, 2007, and automatically renews for one year periods; however, either party may terminate the contract with 30 days written notice. The initial set-up fee was $50,000 and the initial annual fee is $60,000. The second year annual fee is $95,000 with subsequent annual fees negotiable.
The Company paid $0 and $60,000 to ISOS during the three and six month periods ended June 30, 2007 under the terms of this agreement. The Company paid an additional $0 and $2,000, respectively to ISOS during the three and six month periods ended June 30, 2007 for medical services provided by ISOS clinics. The Company paid $544 to ISOS during the three and six month periods ended June 30, 2006. As of June 30, 2007, the Company had an outstanding liability to ISOS in the amount of $15,000 for directors’ travel expenses for the Annual Shareholder Meeting. The Company had no outstanding liability to ISOS as of June 30, 2006.
ISOS is affiliated with four other entities, Best Dynamic Services Limited, Bell Potter Nominees, Ltd., Excellus Investments Pte. Ltd., and Procuro, Inc. As of December 31, 2006, Best Dynamic Services Limited, Bell Potter Nominees, Ltd., Excellus Investments Pte. Ltd. owned 5.5%, 21.0%, and 10.4%, respectively, of the Company’s outstanding common stock.
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

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Related Party Transactions (Continued)
Procuro’s principal business is to hold, manage, acquire, dispose of, and vote shares of common stock of the Company. At the date of the Shareholders Agreement, Procuro acquired 44,340,369 shares or 77.08% of the Company’s common stock through the contribution of shares by each of the Company’s three largest shareholders.

Gaelic:	18,676,065

BDS:	14,780,149

Excellus:	10,884,155
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
As of June 30, 2007, Procuro owned 48,240,369 shares, or 83.6% of our outstanding common stock, and Bell Potter Nominees, Ltd. owned 700,000, or 1.2% of our outstanding common stock.
In early 2006, the Company entered into a five year employment agreement with Ms. Joan Sullivan Garrett, Chairwoman of the Company’s Board of Directors. Ms. Garrett owned approximately 32.5% of the Company’s stock as of December 31, 2006 and 2005. Laerdal Medical Corporation (“Laerdal”), a major vendor for medical equipment for the Company, previously owned the Company’s common stock. In June 2006, Laerdal sold the remaining shares it owned of the Company’s stock, at which time it ceased to be a related party. Laerdal owned 3.0% and 5.7%, respectively, of the Company’s outstanding common stock as of December 31, 2005 and 2004. The Company acquired equipment and supplies from Laerdal while it was a related party totaling $48,000 during the six months ended June 30, 2006.
Three of the nine members of the Board of Directors are independent and eligible for director fees and stock options. The Company paid directors fees totaling $90,500 and $116,350 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company granted 130,000 stock options to independent directors (See Note 4) during the six months ended June 30, 2006. The Company had an outstanding liability to the directors totaling $500 as of June 30, 2006. The Company had no liability to the directors as of June 30, 2007.

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
Revenue Recognition
We provide products and services to our customers primarily on a contract basis, normally covering one to five year periods. We recognize revenue on products (medical kits and AED’s) when we ship the equipment, while we record the service portion (MedLink and other access fees) of the contract as deferred revenue and recognize such revenue on a straight-line basis over the life of the contract. We recognize revenue from non-contractual services (evacuations, additional training and education) as we perform the services. Shipping and handling charges to customers are included in revenue. Shipping and handling costs incurred by the Company are included in costs of revenues.
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
Accounts receivable
Accounts receivable are carried at original invoice amount less an estimate for an allowance for sales returns and an allowance for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Based on the information available, the Company believes the allowance for doubtful accounts is adequate as of June 30, 2007 and December 31, 2006. Recoveries of accounts receivable previously written off are recorded when received.
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
In order to increase cash flow, the Company has historically followed a practice of invoicing customers one month in advance of the commencement of services. These invoices are recorded as accounts receivable and deferred revenues at the time the amount is invoiced to the customer, and revenue is recognized ratably over the service period once it commences. The amount of accounts receivable and deferred revenues recorded for these prebillings was $1,601,136 and $1,529,302, as of June 30, 2007 and December 31, 2006, respectively.
Identifiable intangibles and goodwill
Identifiable intangibles and goodwill were recorded upon the initial acquisitions of Global Doctor and Medical Advisory Services. Goodwill represents the excess of the purchase price over the fair market value of the identifiable assets acquired (see Note 14 to the Financial Statements). SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) prescribes a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate the assets might be impaired. There was no impairment of goodwill or intangible assets as of December 31, 2006. The reporting units are each evaluated as a whole for goodwill impairment testing. There were no indicators of impairment during the three and six month periods ended June 30, 2007.
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

MEDAIRE, INC. AND SUBSIDIARIES
Income taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
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

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues, net
Service	64%	68%	63%	67%
Equipment	24%	21%	25%	22%
Education	12%	11%	12%	11%

Total revenues, net	100%	100%	100%	100%
Costs of revenues
Service	54%	64%	55%	67%
Equipment	57%	66%	57%	63%
Education	61%	59%	56%	63%

Total costs of revenues	56%	64%	56%	66%
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Revenues
Revenues in the three months ended June 30, 2007 were $7.8 million compared to $7.6 million in the three months ended June 30, 2006, an increase of $0.2 million or 3.8%. Excluding the impact of the decrease in Global Doctor revenues of $0.9 million for the three month period ended June 30, 2007 as compared to the three month period ended June 30, 2006 as a result of the sale of the Global Doctor entities, revenues increased $1.2 million or 18.3%. No one customer accounted for more than 10% of our revenues in the three months ended June 30, 2007 or 2006. The increase in revenues was driven by both increases in prices and an increase in volume in the Business and General Aviation, Commercial Aviation and Commercial Maritime markets.
Service Revenues. Our service revenues decreased to $5.0 million in the three months ended June 30, 2007 from $5.2 million in the three months ended June 30, 2006, a decrease of 2.4%. The service segment has undergone significant change over the last year as a result of the Company’s de-emphasis of the security market, the sale of the Global Doctor clinics during the second and third quarter of 2006, and the Company’s strategy of renegotiating underperforming contracts. Global Doctor clinic revenue was $0.9 million in the three month period ended June 30, 2006. Excluding the impact of the decrease in total revenues from the sale of the Global Doctor clinics, Service revenues increased approximately $0.8 million from $4.2 million for the three month period ended June 30, 2006 to $5.0 million for the three month period ended June 30 2007. This increase was primarily due to increases in revenues generated from the Business and General Aviation, Commercial Aviation and Commercial Maritime markets. Service revenues represented 64% and 68% of our total revenues for the three months ended June 30, 2007 and 2006, respectively.
Equipment Revenues. Our equipment revenues increased to $1.9 million for the three months ended June 30, 2007 from $1.6 million for the three months ended June 30, 2006, an increase of $0.3 million or 19.0%. The increase in equipment revenues, principally representing increases in sales of defibrillators, medical kits and kit repairs, was the result of increased demand in the Business and General Aviation, Commercial Aviation and Commercial Maritime markets. Equipment revenues represented 24% and 21% of total revenues for the three months ended June 30, 2007 and 2006, respectively.
Education Revenues. Our education revenues increased to $0.9 million in the three months ended June 30, 2007 from $0.8 million in the three months ended June 30, 2006, an increase of 13.7%. The increase in education revenues primarily relates to increases in education revenues from the Business and General Aviation market. Education revenues represented 12% and 11% of total revenues for the three months ended June 30, 2007 and 2006, respectively.

MEDAIRE, INC. AND SUBSIDIARIES
Cost of Revenues
Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical and services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues decreased to $2.7 million in the three months ended June 30, 2007 from $3.3 million in the three months ended June 30, 2006, a decrease of 17.4%, representing 54% and 64% as a percentage of service revenues in the respective periods. The resulting increase in the gross margin percentage for service revenues was due to the divestiture of the unprofitable Global Doctor clinics in the second and third quarters of 2006 as well as increased operational leverage realized in our Global Response Services. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix, including the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow, and we continue to make operational efficiency improvements in service delivery.
Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies and personnel costs to assemble the kits. Cost of equipment revenues increased $0.03 million in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, representing 57% and 66% as a percentage of equipment revenues in the respective periods. The resulting increase in the gross margin percentage was attributable to increased prices and better cost controls resulting from improved operational efficiency. We anticipate as we work to grow medical kit revenues that we will retain the economies of scale resulting in similar margins.
Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues remained relatively consistent, increasing approximately $0.09 million in the three month period ended June 30, 2007 as compared to the three month period ended June 30, 2006. These costs represent 61% and 59% as a percentage of education revenues in the respective periods. The slight decrease in the resulting gross margin percentage for education is due to investments that the Company has made to enhance the quality of our education curriculum for customers.
Operating Expenses
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses decreased $0.2 million from $1.4 million for the three months ended June 30, 2006 to $1.2 million for the three months ended June 30, 2007. The decrease in sales and marketing expenses of 16.2% was due to a reduction in employee garden leave costs during the three month period ended June 30, 2007 as compared to the comparative period in 2006 as well as changes made in 2007 to the Company’s bonus and incentive plans. We anticipate sales and marketing expense as a percentage of revenues to increase slightly in future periods as we make investments in market research and business development within our core markets that will be expected to drive future revenue growth.
General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses decreased to $1.5 million in the three months ended June 30, 2007, from $1.9 million in the three months ended June 30, 2006, a decrease of 22.6%. The decrease from 2006 to 2007 is due primarily to a reduction in employee garden leave costs of approximately $0.5 million from 2006 to 2007. The Company incurred approximately $0.1 million and $0.6 million of expense to accrue garden leave obligations for executive employees in accordance with their employment or termination agreement during the three months ended June 30, 2007 and 2006, respectively. General and administrative expenses represented 19% and 25% of our total revenues for the three months ended June 30, 2007 and 2006, respectively.
Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization was relatively consistent for the three months ended June 30, 2007 and the three months ended June 30, 2006.

MEDAIRE, INC. AND SUBSIDIARIES
Other Income and Expenses
Loss on Sale of Subsidiary and Write-off of Long-term Asset. The loss on sale of subsidiary and write-off of long-term asset during the three months ended June 30, 2006, primarily represents the estimated loss of $500,000 on the sale of the eight Global Doctor medical clinics, as previously disclosed, and a $100,000 write-off of an investment made in 2004 in a Chinese hospital construction project. Management determined during the second quarter 2006 that the construction of this project was no longer viable after discussions and correspondence with the project managers.
Interest Income. Interest income increased to $50,000 for the three months ended June 30, 2007 from $10,000 for the three months ended June 30, 2006, due to a higher average cash balance during the three months ended June 30, 2007 as well as higher rates of return generated on our cash balance.
Interest Expense. Interest expense increased to $16,000 in the three months ended June 30, 2007, from $5,000 in the three months ended June 30, 2006 due to the additional lease obligations incurred during the third quarter of 2006.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Revenues
Revenues for the six months ended June 30, 2007 were $15.6 million compared to $15.0 million for the six months ended June 30, 2006, an increase of $0.6 million or 4.1%. Excluding the impact of the decrease in Global Doctor revenues of $1.6 million for the six month period ended June 30, 2007 as compared to the six month period ended June 30, 2006 as a result of the sale of the Global Doctor entities, revenues increased $2.2 million or 16.6%. No one customer accounted for more than 10% of our revenues for the six months ended June 30, 2007 or 2006. The increase in revenues was driven by both increases in prices and an increase in volume in the Business and General Aviation, Commercial Aviation and Commercial Maritime markets.
Service Revenues. Our service revenues decreased to $9.9 million in the six months ended June 30, 2007 from $10.1 million in the six months ended June 30, 2006, a decrease of 2.1%. The decrease in service revenues was due to a decrease in Global Doctor clinic revenue of $1.6 million as a result of the sale of the Global Doctor entities in the second and third fiscal quarters of 2006, partially offset by increases in service revenues of approximately $1.4 million. This $1.4 million increase in service revenues was primarily due to increases in revenues generated from the Business and General Aviation, Commercial Aviation and Commercial Maritime markets. Service revenues represented approximately 63% and 67% of our total revenues for the six months ended June 30, 2007 and 2006, respectively.
Equipment Revenues. Our equipment revenues increased to $3.8 million for the six months ended June 30, 2007 from $3.2 million for the six months ended June 30, 2006, an increase of 17.9%. The increase in equipment revenues, principally representing medical kits and kit repairs, was primarily the result of increased demand in the Business and General Aviation, Commercial Aviation and Commercial Maritime markets. Equipment revenues represented 25% and 22% of total revenues for the six months ended June 30, 2007 and 2005, respectively.
Education Revenues. Our education revenues increased to $1.8 million for the six months ended June 30, 2007 from $1.6 million for the six months ended June 30, 2006, an increase of 14.7%. The increase in education revenues primarily relates to increases in education revenues generated from the Business and General Aviation market. Education revenues represented 12% and 11% of total revenues for the six months ended June 30, 2007 and 2006, respectively.
Cost of Revenues
Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical and security services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues decreased to $5.4 million for the six months ended June 30, 2007 from $6.8 million for the six months ended June 30, 2006, a decrease of $1.3 million or 19.5%, representing 55% and 67% as a percentage of service revenues in the respective periods. The increase in the resulting gross margin percentage for Service revenues was due to the divestiture of the unprofitable Global Doctor clinics in the second and third quarters of 2006 as well as increased operational leverage realized in our Global Response Services. We expect service costs as a percentage of service revenue to vary from period to period

MEDAIRE, INC. AND SUBSIDIARIES
depending upon product mix, including the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow, and we continue to make operational efficiency improvements in service delivery.
Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies and personnel costs to assemble the kits. Cost of equipment revenues increased to $2.2 million for the six months ended June 30, 2007 from $2.1 million for the six months ended June 30, 2006, an increase of 6.5%. The cost of equipment revenues represent 57% and 63% as a percentage of equipment revenues in the respective periods. The resulting increase in the gross margin percentage was primarily attributable to increased prices and better cost controls resulting from improved operational efficiency. We anticipate as we work to grow medical kit revenues that we will retain the economies of scale resulting in a similar margin.
Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues were relatively consistent for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, increasing by $0.03 million, or 2.7%. These costs represented 56% and 63% as a percentage of education revenues in the respective periods. The increase in the resulting gross margin percentage was due to increased operational leverage gained as our revenues have increased.
Operating Expenses
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses decreased to $2.4 million for the six months ended June 30, 2007 from $2.7 million for the six months ended June 30, 2006, a decrease of 11.6%. The decrease in sales and marketing expenses was primarily due to a reduction in employee garden leave costs during the six month period ended June 30, 2007 as compared to the comparative period in 2006 as well as changes made in 2007 to the Company’s bonus and incentive plans. We expect sales and marketing expense as a percentage of revenues to increase slightly in future periods as we make investments in market research and business development within our core markets that will be expected to drive future revenue growth.
General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses decreased to $2.9 million for the six months ended June 30, 2007, from $4.1 million for the six months ended June 30, 2006, a decrease of 27.7%. The decrease is related to several different factors: approximately $0.2 million of legal, accounting and increased staffing expenses incurred in the filing of our Registration Statement on Form 10 with the Securities and Exchange Commission, increased legal fees for shareholder actions of approximately $0.3 million, $0.5 million related to adoption of the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method where compensation cost is recognized as options vest and a $0.6 million expense for the accrual of garden leave obligations for three executive employees in accordance with their employment or termination agreement. Due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested and were expensed in the six months ended June 30, 2006. General and administrative expenses represented 19% and 27% of our total revenues for the six months ended June 30, 2007 and 2006, respectively.
Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization was relatively consistent for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
Other Income and Expenses
Loss on Sale of Subsidiary and Write-off of Long-term Asset. The loss on sale of subsidiary and write-off of long-term asset during the six months ended June 30, 2006, primarily represents the estimated loss of $500,000 on the sale of the eight Global Doctor medical clinics as previously disclosed and a $100,000 write-off of an investment made in 2004 in a Chinese hospital construction project. Management determined during the second quarter 2006 that the construction of this project was no longer viable after discussions and correspondence with the project managers.

MEDAIRE, INC. AND SUBSIDIARIES
Interest Income. Interest income increased to $90,000 for the six months ended June 30, 2007, from $20,000 for the six months ended June 30, 2006, due to a higher average cash balance during the six months ended June 30, 2007 as well as higher rates of return generated on our cash balance.
Interest Expense. Interest expense increased to $34,000 for the six months ended June 30, 2007, as compared to $9,000 for the six months ended June 30, 2006 due to the additional lease obligations incurred during the third quarter of 2006.
Liquidity and Capital Resources
As of June 30, 2007, we had unrestricted cash and cash equivalents of $4.7 million, an increase of $0.8 million from December 31, 2006. Our working capital, excluding the current portion of deferred revenues at June 30, 2007 was $9.0 million, compared to $7.2 million at December 31, 2006. We believe that our existing cash and cash equivalents combined with our cash flow from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next year.
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

MEDAIRE, INC. AND SUBSIDIARIES
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
As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of June 30, 2007. As part of our evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in our internal controls over financial reporting continue to exist. Although we have devoted significant time and resources toward remediating our reported material weakness and made progress in that regard, our management has concluded that the control deficiency relating to the reported material weaknesses have not been effectively remediated as of June 30, 2007. In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
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

MEDAIRE, INC. AND SUBSIDIARIES
Part II. Other Information
Item 1. Legal Proceedings
The Company is not currently a named party in any legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Risk Factors included in our Annual Report on Form 10-K have not materially changed other than as set forth below. The first risk factor below has been revised. The second risk factor below has not been substantially revised, but is being restated here to facilitate the cross-reference made at the end of Item 4 – “Controls and Procedures” in Part I of this report.
We have intangible assets and goodwill, whose values may become impaired.
Goodwill represents 5% of our assets. Goodwill was approximately $795,000 as of June 30, 2007. If we make any new acquisitions it is likely that we will record additional goodwill on our books. We periodically evaluate our goodwill to determine whether all or a portion of its carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill could materially affect our results of operations and stockholders’ equity in the period in which the impairment occurs.
We will need to monitor and implement finance and accounting systems, procedures and controls.
In connection with our review of our consolidated financial statements for the six months ended June 30, 2007 and for the year ended December 31, 2006 and the review and audit of those statements by our independent auditors, we determined that our fiscal year 2006 year-end closing process did not ensure that all significant elements of our consolidated financial statements were adequately reviewed and reported on a timely basis. In our post-closing and audit processes, certain issues were discovered by us and our independent auditors that resulted in adjustments to our consolidated financial statements. We discussed these matters before our consolidated financial statements for the year ended December 31, 2006 were completed, and they are properly accounted for in our consolidated financial statements. However, we have concluded that the failure to discover these items in our regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of our internal controls over financial reporting. Our management is working to identify and implement corrective actions where required to improve the effectiveness and timeliness of our internal controls, including the enhancement of our systems and procedures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the six month period ended June 30, 2007.

MEDAIRE, INC. AND SUBSIDIARIES
Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the six month period ended June 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 14, 2007, in Tempe, Arizona.

(b)	Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to Management’s nominees for election as directors as listed in the proxy statement and all of such nominees were elected.

(c)	At the Meeting, the Company’s shareholders voted upon the election of three (3) directors (Class I Directors) of the Company. Management’s nominees were Ms. Joan Sullivan Garrett, Mr. Terry Giles and Dr. Roy Herberger. There were no other nominees. The following are the respective numbers of votes cast “for” and “withheld” with respect to each nominee.

				To Stand Until
				Annual General
Name of Nominee	Class	Votes Cast For	Votes Withheld	Meeting

Joan Sullivan Garrett	I	40,853,413	16,684,547	2010
Terry Giles	I	40,853,413	16,684,547	2010
Roy Herberger	I	40,853,413	16,684,547	2010
Item 5. Other Information
There were no items to be disclosed relative to the second quarter 2007 that have not otherwise been disclosed.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit	Description
10.1	Sales Agency Agreement dated May 16, 2007 by and between MedAire, Inc. and Aviation Assistance Services Pte Ltd and International SOS Pte Ltd. [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [1]

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a). [1]

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDAIRE, INC.

	By:	/s/ James Allen Williams

Dated: August 14, 2007		James Allen Williams
Chief Executive Officer
(principal executive officer)

	By:	/s/ Roger D. Sandeen

Dated: August 14, 2007		Roger D. Sandeen
Chief Financial Officer
(principal financial and accounting officer)