Form 10-Q
period 2007-09-30
MedAire, Inc.
filed 2007-11-09
CIK 1337301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007

Common Stock, $0.001 par value per share	58,208,598 shares

MEDAIRE, INC. AND SUBSIDIARIES

MEDAIRE, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,407,770	$3,860,110
Accounts receivable, net of allowance for doubtful accounts and returns of $721,000 and $406,000 at September 30, 2007 and December 31, 2006, respectively	4,914,562	5,517,129
Unbilled revenue	771,436	614,958
Short term portion of notes receivable	57,160	50,472
Inventory	384,073	393,022
Prepaid and other current assets	605,522	770,197
Deferred tax asset	280,100	—

Total current assets	12,420,623	11,205,888
Equipment and leasehold improvements, net	1,306,394	1,651,933
Goodwill	795,466	795,466
Identifiable intangibles, net	108,435	165,059
Deposits	131,807	135,590
Notes receivable — long term	—	38,486
Deferred tax asset	398,000	—

	$15,160,725	$13,992,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$614,901	$735,952
Accrued expenses	2,314,979	2,834,674
Current maturities of capital lease obligations	86,096	87,836
Short term notes payable	—	353,219

Current liabilities before deferred revenue	3,015,976	4,011,681
Current portion of deferred revenue	6,549,876	6,853,153

Total current liabilities	9,565,852	10,864,834
Long-term capital lease obligations, less current portion	311,620	382,601
Deferred revenue, less current portion	795,981	874,662

Total liabilities	10,673,453	12,122,097

Stockholders’ equity:
Preferred stock; voting, $.001 per share; 10,000,000 shares authorized, none issued	—	—
Common stock; voting, $0.001 par value; 100,000,000 shares authorized; 58,012,337 and 57,527,960 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	58,013	57,528
Additional paid-in capital	6,854,206	6,678,897
Accumulated deficit	(2,424,822)	(4,878,610)
Accumulated other comprehensive (loss) income	(125)	12,510

Total stockholders’ equity	4,487,272	1,870,325

	$15,160,725	$13,992,422

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30 ,
	2007	2006	2007	2006
Revenues, net
Services	$4,740,167	$5,127,909	$14,637,259	$15,236,685
Equipment	1,849,085	1,759,556	5,697,683	5,024,812
Education	820,013	838,843	2,655,771	2,439,175

Total revenues, net	7,409,265	7,726,308	22,990,713	22,700,672

Costs of revenues
Services	2,566,132	2,967,541	8,009,152	9,733,002
Equipment	1,028,624	992,268	3,220,280	3,050,612
Education	589,525	384,324	1,624,315	1,391,478

Total costs of revenues, exclusive of depreciation and amortization shown separately below	4,184,281	4,344,133	12,853,747	14,175,092

Gross profit	3,224,984	3,382,175	10,136,966	8,525,580

Operating expenses
Sales and marketing	1,319,086	1,398,721	3,670,218	4,059,379
General and administrative	1,334,636	1,464,784	4,277,352	5,534,786
Depreciation and amortization	161,856	169,845	519,795	520,488

Total operating expenses	2,815,578	3,033,350	8,467,365	10,114,653

Operating income (loss)	409,406	348,825	1,669,601	(1,589,073)

Other income (expense)
Loss on sale of subsidiary (Note 2)	—	(231,957)	—	(731,957)
Write-off of long-term assets and other	—	—	—	(100,876)
Interest income	63,580	18,414	153,555	38,310
Interest expense	(13,355)	(5,980)	(47,467)	(15,056)

Total other income (expense)	50,225	(219,523)	106,088	(809,579)

Net income (loss) before income taxes	459,631	129,302	1,775,689	(2,398,652)
Income tax benefit	—	—	(678,100)	—

Net income (loss)	$459,631	$129,302	$2,453,789	$(2,398,652)

Net income (loss) per common share, basic and diluted:
Basic	$0.01	$0.00	$0.04	$(0.04)

Diluted	$0.01	$0.00	$0.04	$(0.04)

Weighted average number of shares used in computation:
Basic	57,782,772	57,527,960	57,646,407	57,491,971

Diluted	58,540,913	57,845,868	58,320,821	57,491,971

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net income (loss)	$459,631	$129,302	$2,453,789	$(2,398,652)
Other comprehensive income (loss):
Accumulated translation adjustment on Global Doctor	—	217,328	—	217,328
Currency translation (loss) gain	(12,592)	(3,636)	(12,635)	8,133

Comprehensive income (loss)	$447,039	$342,994	$2,441,154	$(2,173,191)

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,453,789	$(2,398,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	519,795	520,488
Bad debt expense and provision for sales returns	311,894	91,332
Provision for obsolete inventory	544	—
Income tax benefit	(678,100)	—
Stock based employee compensation	—	517,935
Loss on sale of subsidiary		731,957
Gain on disposal of equipment	(3,957)	—
Write-off of long-term asset and other	—	152,173
Write-off of long-term assets not yet placed in service		83,475
Changes in operating assets and liabilities:
Accounts receivable	313,155	(1,503,826)
Unbilled revenue	(156,478)	106,488
Inventory	8,404	66,658
Income tax receivable	—	(14,280)
Prepaids and other current assets	166,039	594,963
Deposits	3,916	(57,781)
Accounts payable and accrued expenses	(650,527)	464,099
Deferred revenue	(421,006)	1,192,368

Net cash provided by operating activities	$1,867,468	$547,397

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(122,410)	(276,174)
Proceeds from sale of equipment	6,707	—
Note receivable from sale of Global Doctor		(111,000)
Proceeds from sale of Global Doctor investment, net of cash sold	—	312,716
Repayments on notes receivable	31,798	4,364

Net cash used in investing activities	$(83,905)	$(70,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	175,794	18,594
Restricted cash	—	500,000
Payments on short term notes payable	(353,219)	—
Repayment of capital lease obligation	(72,721)	(8,920)

Net cash (used in) provided by financing activities	$(250,146)	$509,674

Effect of foreign currency exchange rate changes on cash and cash equivalents	14,243	7,564

Net increase in cash and cash equivalents	1,547,660	994,541
Cash and cash equivalents at beginning of period (including Global Doctor balances)	3,860,110	1,590,937

Cash and cash equivalents at end of the period (including Global Doctor balances)	5,407,770	2,585,478
Cash and cash equivalents at end of the period associated with Global Doctor	—	—

	$5,407,770	$2,585,478

SUPPLEMENTAL CASH FLOW DISCLOSURES
Capital lease obligation	$—	$272,739

Cash paid during the nine months for interest	$47,467	$15,056

Income taxes paid during the nine months	$7,495	$—

The accompanying notes and the notes incorporated by reference to the 2006 annual 10-K filing are an integral part of these consolidated financial statements.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies
Basis of presentation:
The unaudited interim financial statements of MedAire, Inc. and its wholly owned subsidiaries, (“the Company”), included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
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
In January 2003, a transaction was completed to merge with Global Doctor Limited (Global Doctor), located in Perth, Australia. Global Doctor primarily operates a network of international clinics in Asia. Beginning in late 2005, the Company began pursuing the sale of Global Doctor. In order to sell Global doctor by region (China, Indonesia and Thailand), an internal corporate reorganization was implemented in 2006. The sale of Global Doctor clinics was completed during the third quarter of 2006. The Company’s consolidated financial statements as of September 30, 2007 and December 31, 2006 include the wholly owned subsidiary Global Doctor Services Pty Ltd.
Effective December 2005, Global Resources, Inc., was formed as a wholly owned subsidiary of MedAire, Inc., for purposes of holding the Company’s mining rights sale agreements for mining rights previously sold and is included in the consolidated financial statements. Currently, Global Resources does not hold any assets or liabilities, nor is it engaged in any activity.
Use of estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, accounts receivable, deferred revenue, deferred income taxes, identifiable intangibles and goodwill.
Reclassifications:
Certain reclassifications have been made to prior periods in order to conform to the current period’s presentation.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)
Expression of currency:
All amounts are shown in US currency, unless otherwise noted.
Accounts receivable:
In order to increase cash flow, the Company has historically followed a practice of invoicing customers one month in advance of the commencement of services. These invoices are recorded as accounts receivable and deferred revenues at the time the amount is invoiced to the customer, and revenue is recognized ratably over the service period once it commences. The amount of accounts receivable and deferred revenues recorded for these prebillings was $691,639 and $1,529,302, as of September 30, 2007 and December 31, 2006, respectively.
Net income (loss) per common share:
Net income (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no antidilutive stock options or stock warrants for the three months ended September 30, 2007. For the three months ended September 30, 2006, 850,000 common shares issuable upon exercise of employee stock options and 580,000 stock warrants have been excluded from the computation of net income (loss) per common share because their inclusion would have had an antidilutive effect. For the nine months ended September 30, 2007, 100,000 common shares issuable upon exercise of employee stock options have been excluded from the computation of net income (loss) per common share because their inclusion would have had an antidilutive effect. For the nine months ended September 30, 2006, 1,713,630 common shares issuable upon exercise of employee stock options and 580,000 stock warrants have been excluded from the computation of net income (loss) per common share because their inclusion would have had an antidilutive effect.
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

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business and Significant Accounting Policies (continued)
There was no effect on the Company’s net income for the three months ended September 30, 2006 as a result of adopting SFAS 123(R) on January 1, 2006. However, the Company’s net loss for the nine months ended September 30, 2006 is $517,935 higher than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted income (loss) per share for the three and nine months ended September 30, 2006 would have been $0.00 and $(0.03), respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted income (loss) per share of $0.00 and $(0.04), respectively. No compensation expense was recorded during the three and nine month periods ended September 30, 2007, as no stock options were granted during those periods.
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
Note 2. Disposition of Global Doctor
Beginning in late 2005, the Company pursued the potential sale of its Global Doctor network of medical clinics consisting of eight western-standard medical clinics in Asia, operating under the name Global Doctor. There were six facilities in China, one in Bangkok, Thailand and one in Jakarta, Indonesia. Although the Global Doctor clinic network had steadily grown its revenue, the operations were unable to reach the break-even point in the three years the Company owned and operated the network. The Company was uncertain as to the network’s ability to reach the break-even point in future years and, therefore, decided that selling the clinics and entering into preferred provider agreements with the new owners would be in the best interests of the Company’s clients and shareholders. During the year ended December 31, 2006, the Company completed the sale of the medical clinics as discussed below.
•	The Company entered into a Share Sale Agreement on June 1, 2006 for the sale of six medical clinics in China for a sales price of $315,000. The sale was completed and the balance of the sales proceeds of $315,000 was received by the Company on June 23, 2006.

•	The Company entered into a Sale and Purchase of Shares Agreement on June 14, 2006 for the sale of the medical clinic in Jakarta, Indonesia. On July 28, 2006 a new sale and purchase of shares agreement was executed which included a sales price of $161,000. The sale was completed on August 3, 2006 and the Company received $50,000 in cash and a note receivable due in 24 monthly installments beginning September 1, 2006, plus interest at an annual rate of 6%. The note is secured by a personal guarantee and a pledge of the shares purchased. As of September 30, 2007 and December 31, 2006, the remaining balance of the note receivable was approximately $57,000 and $89,000, respectively.

•	The Company entered into an agreement for the sale of the assets at the clinic in Bangkok, Thailand for $20,000. The sale was completed August 31, 2006, and proceeds were received in September 2006.

•	As a result of the three sales, the Company recorded a pre-tax loss of $231,957 and $731,957 during the three and nine month periods ended September 30, 2006, respectively, to recognize the net assets in excess of the sales proceeds and note receivable and estimated costs of approximately $215,000 to wrap up all the financial affairs of the Global Doctor operations. The remaining liability is expected to be paid during 2007.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Disposition of Global Doctor (continued)
In accordance with FAS 146 “Accounting for the Costs Associated with Exit or Disposal Activities”, a summary of the liability and charges for the estimated costs to exit the Global Doctor operations is as follows:

	Workforce	Other
	Reduction	Exit Costs	Total

Liability as of December 31, 2005	$—	$—	$—
Accrued expenses to the loss on sale of subsidiary	158,686	56,575	215,261
Payments	(141,126)	(56,196)	(197,322)
Accrued expenses recorded in general and administrative expenses	—	42,000	42,000
Adjustments to the loss on sale of subsidiary	(61)	28,881	28,820

Liability as of December 31, 2006	17,499	71,260	88,759
Payments	(17,499)	(86,797)	(104,296)
Accrued expenses recorded in general and administrative expenses	—	20,000	20,000

Liability as of September 30, 2007	$—	$4,463	$4,463

The following table summarizes the financial performance of the Global Doctor clinic operations for the three and nine month periods ended September 30, 2007 and 2006, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenues from external customers	$—	$113,856	$—	$1,728,521
Intersegment revenues	—	24,783	—	112,979
Pre-tax income (loss)	—	(501,349)	—	(323,045)
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

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Segment Reporting (continued)
Financial information with respect to the reportable segments is as follows:

Three months ended						Eliminating
September 30, 2007	Unallocated	Service	Equipment	Education	Global Doctor	Entries	Total
Revenue from external customers	$—	$4,740,167	$1,849,085	$820,013	$—	$—	$7,409,265
Intersegment revenue	—	—	—	—	—	—	—
Gross profit	—	2,174,035	820,461	230,488	—	—	3,224,984
Interest income	63,580	—	—	—	—	—	63,580
Interest expense	(13,355)	—	—	—	—	—	(13,355)
Depreciation and amortization	(161,856)	—	—	—	—	—	(161,856)
Pre-tax segment income	459,631	—	—	—	—	—	459,631
Segment assets	14,365,259	795,466	—	—	—	—	15,160,725
Expenditures for equipment & LHI	(404,163)	—	—	—	—	—	(404,163)

Nine months ended						Eliminating
September 30, 2007	Unallocated	Service	Equipment	Education	Global Doctor	Entries	Total
Revenue from external customers	$—	$14,637,259	$5,697,683	$2,655,771	$—	$—	$22,990,713
Intersegment revenue	—	—	—	—	—	—	—
Gross profit	—	6,628,107	2,477,403	1,031,456	—	—	10,136,966
Write-off of intercompany loan	—	—	—	—	—	—	—
Interest income	153,555	—	—	—	—	—	153,555
Interest expense	(47,467)	—	—	—	—	—	(47,467)
Depreciation and amortization	(519,795)	—	—	—	—	—	(519,795)
Pre-tax segment income	1,775,689	—	—	—	—	—	1,775,689
Segment assets	14,365,259	795,466	—	—	—	—	15,160,725
Expenditures for equipment & LHI	(422,419)	—	—	—	—	—	(422,419)

Three months ended						Eliminating
September 30, 2006	Unallocated	Service	Equipment	Education	Global Doctor	Entries	Total
Revenue from external customers	$—	$5,014,053	$1,759,556	$838,843	$113,856	$—	$7,726,308
Intersegment revenue	—	—	—	—	24,783	(24,783)	—
Gross profit (loss)	—	2,214,503	767,288	454,519	(54,135)	—	3,382,175
Interest income	18,412	—	—	—	2	—	18,414
Interest expense	(5,980)	—	—	—	—	—	(5,980)
Depreciation and amortization	(169,845)	—	—	—	—	—	(169,845)
Pre-tax segment income (losses)	630,651	—	—	—	(501,349)	—	129,302
Segment assets	12,241,472	795,466	—	—	65,516	(554,830)	12,547,624
Expenditures for equipment & LHI	(47,584)	—	—	—	—	—	(47,584)

Nine months ended						Eliminating
September 30, 2006	Unallocated	Service	Equipment	Education	Global Doctor	Entries	Total
Revenue from external customers	$—	$13,508,164	$5,024,812	$2,439,175	$1,728,521	$—	$22,700,672
Intersegment revenue	—	—	—	—	112,979	(112,979)	—
Gross profit (loss)	—	5,727,008	1,976,875	1,047,697	(226,000)	—	8,525,580
Write-off of intercompany loan	—	—	—	—	350,000	(350,000)	—
Interest income	38,139	—	—	—	171	—	38,310
Interest expense	(15,056)	—	—	—	—	—	(15,056)
Depreciation and amortization	(520,488)	—	—	—	—	—	(520,488)
Pre-tax segment losses	(2,075,607)	—	—	—	(323,045)	—	(2,398,652)
Segment assets	12,241,472	795,466	—	—	65,516	(554,830)	12,547,624
Expenditures for equipment & LHI	(207,954)	—	—	—	(68,220)	—	(276,174)
Note 4. Stock Based Compensation
The Company has implemented the Amended and Restated 1998 Key Employee Stock Option Plan (the “Plan”). The exercise price of the options, as well as the vesting period, is established by the Company’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years. The lives of the options granted are ten years. Under the Plan the total number of options permitted is 15% of issued shares up to a maximum of 20,000,000 shares. As of September 30, 2007 and December 31, 2006, 7,828,046 and 6,865,564, respectively, additional options remain that may be granted under the Plan. The options are exercisable for a period of 10 years and vest based upon years of service.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Stock Based Compensation (continued)
The Company received $18,594 in cash proceeds for the exercise of 74,377 stock options during the nine-month period ended September 30, 2006, with no tax benefit realized for tax deductions. The Company received $95,700 and $175,794 in cash proceeds for the exercise of 310,000 and 484,377 stock options during the three and nine-month periods ended September 30, 2007, with no tax benefit realized for tax deductions.
Due to the change in control regarding the Company’s board of directors that took place in January 2006, all options outstanding vested immediately during the first quarter of 2006. As a result of the change in control, the Company recognized $56,064, $112,124 and $84,093 of compensation expense in service cost of revenues, sales and marketing expense, and general and administrative expense, respectively, during the nine months ended September 30, 2006. During the nine-month period ended September 30, 2006, the Company recognized additional compensation expense of $32,959 in general and administrative expenses for the grant of 130,000 stock options. No compensation expense was recorded during the three and nine-month periods ended September 30, 2007 as no stock options were granted during those periods. All stock options outstanding are fully vested as of September 30, 2007. As such, there is no compensation expense to be recognized in future years under SFAS 123(R) for stock options outstanding as of September 30, 2007.
On May 3, 2005 at the annual general meeting, a resolution was reached to issue James E. Lara, President and COO, 1,740,000 warrants (options) outside of the existing Plan. Each such warrant entitled the holder to subscribe for one fully paid share of common stock of the Company at an exercise price of $0.68 each, with 100% vesting at December 31, 2007 based upon achievement of the performance condition of $5.6 million in EBITDA at that date. The final exercise date available for the warrants was December 31, 2009. The options are listed separately as warrants below. A subsequent board resolution in January 2006 clarified the grant of these warrants to grant 580,000 immediately exercisable warrants, leaving a balance of 1,160,000 warrants that may be granted at a future date. This change is accounted for on the tables following as a forfeiture of the 1,160,000 warrants during the year ended December 31, 2006. Compensation expense of $232,696 was recorded to general and administrative expense for these warrants during the nine-month period ended September 30, 2006. All 580,000 outstanding stock warrants were cancelled during the three and nine-month periods ended September 30, 2007.
The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock-based awards with the following weighted-average assumptions:

	September 30,	September 30,
	2007	2006
Expected life of award (in years)	N/A	5
Expected volatility	N/A	70%
Risk-free interest rate	N/A	3%
Expected dividend yield	N/A	0%
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

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Stock Based Compensation (continued)
A summary of stock option activity under the Plan is as follows:

			Weighted-
			Average
			Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term	Intrinsic Value
Balance, December 31, 2004	5,809,289	$0.41
Forfeited	(885,425)	0.60
Cancelled	(300,000)	0.58
Granted	80,000	0.55
Exercised	(2,445,857)	0.26

Balance, December 31, 2005	2,258,007	$0.48

Forfeited	(550,000)	0.49
Granted	130,000	0.42
Exercised	(74,377)	0.25

Balance, December 31, 2006	1,763,630	$0.48	5.5 years

Forfeited	—	—
Cancelled	(405,448)	0.79
Granted	—	—
Exercised	(484,377)	0.36

Balance, September 30, 2007	873,805	$0.41	5.1 years	$354,298

Exercisable at September 30, 2007	873,805	$0.41	5.1 years	$354,298

A summary of warrant activity is as follows:

			Weighted-
			Average
	Number of	Average	Remaining
	Shares	Exercise Price	Contractual	Intrinsic Value
Balance, December 31, 2004	—	$—
Granted	1,740,000	0.68

Balance, December 31, 2005	1,740,000	$0.68
Forfeited	(1,160,000)	0.68

Balance, December 31, 2006	580,000	$0.68

Forfeited	—	—
Cancelled	(580,000)	0.68
Granted	—	—
Exercised	—	—

Balance, September 30, 2007	—	$—	N/A	$—

Exercisable at September 30, 2007	—	$—	N/A	$—

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Stock Based Compensation (continued)
The following table summarizes information about stock options and warrants outstanding at September 30, 2007:

	Options and Warrants Outstanding			Options and Warrants Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
	Outstanding	Price	Life	Exercisable	Price
Range of Exercise Prices
0.25	473,805	$0.25	3.5 years	473,805	$0.25
0.39	60,000	0.39	5.8 years	60,000	0.39
0.40-.5099	140,000	0.43	8.5 years	140,000	0.43
0.51-.7699	100,000	0.73	6.8 years	100,000	0.73
0.77-1.00	100,000	0.79	6.4 years	100,000	0.79

	873,805			873,805

Note 5. Income Taxes
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which modifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted FIN 48 on January 1, 2007. The Company did not recognize a cumulative-effect adjustment to retained earnings due to the Company’s valuation allowances on its net deferred tax assets. As of January 1, 2007, we had no unrecognized tax benefits, as the Company believes that it is more likely than not that each of its tax positions resulting in tax benefits would be sustained upon examination by the taxing authority. While the Company does not have any interest and penalties related to unrecognized tax benefits, the Company’s policy is to recognize such expenses as tax expense.
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
In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company originally established a valuation allowance against its net deferred tax assets as of December 31, 2004, and continued to maintain these valuation allowances through the three month period ended March 31, 2007, as management believed that it was more likely than not that its deferred tax assets may not be realized due to the history of losses the Company had sustained. Realization of a deferred tax asset is dependent on whether or not there will be sufficient taxable income in the future periods in which the net operating loss can be utilized as available under tax law. As of June 30, 2007, the Company had realized net income for four consecutive fiscal quarters. At that time, Management concluded that it was more likely than not that the Company would be able to fully utilize all of its deferred tax assets. Accordingly, the Company reversed $1,198,000 of its deferred tax valuation allowances as of June 30, 2007 and recognized an income tax benefit of $678,100 in order to recognize deferred tax assets.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Income Taxes (continued)
The remaining valuation reserve of $461,000 as of June 30, 2007, represented a valuation reserve for the Company’s remaining net operating loss carryforwards. In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28”, the tax benefit for operating loss carryforwards from prior years shall be included in the effective tax rate computation if the tax benefit is expected to be realized as a result of “ordinary” income in the current year. Otherwise, the tax benefit shall be recognized in each interim period to the extent that income in the period and for the year to date is available to offset the operating loss carryforward. In accordance with this guidance, the Company reversed an additional $188,000 of valuation allowances for deferred taxes on federal and state net operating loss carryforwards during the three months ended September 30, 2007. There was no resulting income tax benefit as the calculated benefit of $188,000 offset the “expected” federal and state income tax expense of $188,000 for the three months ended September 30, 2007. As of September 30, 2007, the Company has remaining valuation reserves of $273,000 for the Company’s remaining net operating loss carryforwards.
For the three and nine months ended September 2007 and 2006, the income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss from continuing operations due to the following:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Computed “expected” tax expense (benefit)	$161,000	$621,000
Increase (decrease) in income taxes resulting from:
Decrease in valuation allowance	(188,000)	(1,386,000)
Nondeductible expenses	—	24,200
State income taxes, net of federal tax benefit	27,000	106,000
Other	—	(43,300)

	$—	$(678,100)

Note 6. Related Party Transactions
On July 1, 2006, the Company entered into a contract with International SOS Assistance, Inc. (“ISOS”), a related party, to provide online website access for international travel related information. This website will be used by employees of the Company’s customers who travel internationally. The employees will be able to view information by country including health risks, vaccinations, medical care, safety, security and travel information. This contract was effective July 1, 2006 through July 1, 2007, and contained a clause to automatically renew the contract for one year periods; however, either party may terminate the contract with 30 days written notice. The initial set-up fee was $50,000 and the initial annual fee was $60,000. The second year annual fee is $95,000, and subsequent annual fees are negotiable. The contract was automatically renewed for an additional year effective July 1, 2007. The Company paid $60,000 to ISOS during the nine months ended September 30, 2007 under the terms of this agreement. No payments were made to ISOS under this agreement during the three months ended September 30, 2007.
The Company paid an additional $413 to ISOS during the nine months ended September 30, 2007 for medical services provided by ISOS clinics. No payments were made to ISOS for medical services during the three months ended September 30, 2007. The Company paid $6,440 and $6,984, respectively, to ISOS during the three and nine-month periods ended September 30, 2006, for medical services provided by ISOS clinics. The Company also paid $15,045 to ISOS during the three and nine-month periods ended September 30, 2007, for directors’ travel expenses for the Annual Shareholder Meeting held in May 2007. As of September 30, 2007 and 2006, the Company had outstanding liabilities to ISOS in the amount of $3,917 and 10,840 for medical services provided by ISOS clinics.

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
On April 20, 2007, Gaelic transferred ownership of 1,725,000 shares in Procuro to BDS for a purchase price of (Australian Dollars) A$1.20 per share. Ms. Garrett and Gaelic hold shared voting and dispositive power over 16,951,065 shares of common stock of the Company due to Ms. Garrett’s role as a director of Procuro and because Ms. Garrett has the authority to direct how votes of Company common stock are cast with respect to the number of shares of Procuro common stock owned by Ms. Garrett and Gaelic in certain instances described in the Shareholders Agreement.
As of September 30, 2007, Procuro owned 50,500,369 shares, or 87.1% of our outstanding common stock.
In early 2006, the Company entered into a five year employment agreement with Ms. Joan Sullivan Garrett, Chairwoman of the Company’s Board of Directors. Ms. Garrett owned approximately 32.5% of the Company’s stock as of December 31, 2006 and 2005. Laerdal Medical Corporation (“Laerdal”), a major vendor for medical equipment for the Company, previously owned the Company’s common stock. In June 2006, Laerdal sold the remaining shares it owned of the Company’s stock, at which time it ceased to be a related party. Laerdal owned 3.0% and 5.7%, respectively, of the Company’s outstanding common stock as of December 31, 2005 and 2004. The Company acquired equipment and supplies from Laerdal while it was a related party totaling $48,000 during the nine months ended September 30, 2006.
Historically, three of the nine members of the Company’s Board of Directors have been independent and, therefore, eligible for director fees and stock options. During the three months ended September 30, 2007, one of the Company’s three independent directors resigned from the Board of Directors, leaving the Company with a total of eight members of the Board of Directors, two of which are independent. The Company paid directors fees totaling $128,758 and $153,847 for the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company granted 130,000 stock options to independent directors (See Note 4) during the nine months ended June 30, 2006. The Company had an outstanding liability to the directors totaling $13,000 as of September 30, 2007. The Company had no liability to the directors as of September 30, 2006.

MEDAIRE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Subsequent Events
On October 2, 2007, Procuro Inc., the Company’s majority stockholder, approved by written consent a resolution adopted unanimously by the Company’s Board of Directors to effect a reverse split of the Company’s common stock in a ratio of one-for-five thousand (the “Reverse Stock Split”). In the event that a stockholder holds only a fractional share following the Reverse Stock Split, the Company will purchase all of that stockholder’s shares (on a pre-split basis) for $1.11 per share. Subsequent to the Reverse Stock Split and the purchase by the Company of all fractional shares, there will be a stock split of five thousand-for-one (the “Forward Stock Split and together with the Reverse Stock Split, the “Stock Split”) so that the shares authorized for issuance by the Company and the par value per share shall be the same as before the Reverse Stock Split. When the Stock Split becomes effective, the Company will be eligible to cease filing periodic reports with the Securities and Exchange Commission. The Company intends to cease public registration of its common stock in the U.S. The Company intends to maintain the listing of its common stock on the Australian Stock Exchange. On October 15, 2007, the Company filed a Schedule 14C Information filing with the Securities and Exchange Commission to notify all stockholders of the Company’s intent to effect the Stock Split and terminate the registration of its common stock in the U.S.

MEDAIRE, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
There are statements in this Form 10-Q that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include unanticipated trends in the various markets we serve, changes in health care, telemedicine or insurance regulations and economic and competitive conditions, governmental regulation and legal costs and our ability to stay abreast of increasing technology demands. The forward looking statements included in this Form 10-Q do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Form 10-Q will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.
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

MEDAIRE, INC. AND SUBSIDIARIES
Evacuation and case fee revenue
In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, the Company records evacuation and case fee revenues and the related cost of evacuation revenues gross as a principal.
Accounts receivable
Accounts receivable are carried at original invoice amount less an estimate for an allowance for sales returns and an allowance for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Based on the information available, the Company believes the allowance for doubtful accounts is adequate as of September 30, 2007 and December 31, 2006. Recoveries of accounts receivable previously written off are recorded when received.
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
In order to increase cash flow, the Company has historically followed a practice of invoicing customers one month in advance of the commencement of services. These invoices are recorded as accounts receivable and deferred revenues at the time the amount is invoiced to the customer, and revenue is recognized ratably over the service period once it commences. The amount of accounts receivable and deferred revenues recorded for these prebillings was $691,639 and $1,529,302, as of September 30, 2007 and December 31, 2006, respectively.
Identifiable intangibles and goodwill
Identifiable intangibles and goodwill were recorded upon the initial acquisitions of Global Doctor and Medical Advisory Services. Goodwill represents the excess of the purchase price over the fair market value of the identifiable assets. SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) prescribes a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill is not amortized but is tested annually for impairment, or more frequently if events or changes in circumstances indicate the assets might be impaired. There was no impairment of goodwill or intangible assets as of December 31, 2006. The reporting units are each evaluated as a whole for goodwill impairment testing. There were no indicators of impairment during the three and nine month periods ended September 30, 2007.
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for years beginning after September 15, 2006. The adoption of SFAS 156 did not have an impact on our consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
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

MEDAIRE, INC. AND SUBSIDIARIES
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.
Results of Operations
The following table sets forth the historical revenue mix of the Company expressed as a percentage of total revenues as well as the costs of revenues expressed as a percentage of their respective revenue types for each period. We believe that the period-to-period comparisons of our operating results may not be indicative of results for any future period.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues, net Service	64.0%	66.4%	63.7%	67.1%
Equipment	25.0%	22.8%	24.8%	22.1%
Education	11.0%	10.8%	11.5%	10.8%

Total revenues, net	100.0%	100.0%	100.0%	100.0%
Costs of revenues
Service	54.1%	57.9%	54.7%	63.9%
Equipment	55.6%	56.4%	56.5%	60.7%
Education	71.9%	45.8%	61.2%	57.0%

Total costs of revenues	56.5%	56.2%	55.9%	62.4%
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Revenues
Revenues for the three months ended September 30, 2007 were $7.4 million compared to $7.7 million for the three months ended September 30, 2006, a decrease of $0.3 million or 4.1%. Excluding the impact of the decrease in Global Doctor revenues of $0.1 million for the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006 as a result of the sale of the Global Doctor entities during the second and third quarter of 2006, revenues decreased $0.2 million or 2.7%. No one customer accounted for more than 10% of our revenues in the three months ended September 30, 2007 or 2006. The decrease in revenues was driven by an increase totaling approximately $0.4 million in service revenues for the Commercial Aviation and Business and General Aviation markets and an increase of approximately $0.1 million in equipment revenues offset by a decrease of approximately $0.7 million in evacuation revenues.
Service Revenues. Our service revenues decreased to $4.7 million in the three months ended September 30, 2007 from $5.1 million in the three months ended September 30, 2006, a decrease of 7.6%. The service segment has undergone significant change over the last year as a result of the Company’s de-emphasis of the security market, the sale of the Global Doctor clinics during the second and third quarter of 2006, and the Company’s strategy of renegotiating underperforming contracts. Global Doctor clinic revenue was $0.1 million for the three month period ended September 30, 2006. Excluding the impact of the decrease in total revenues resulting from the sale of the Global Doctor clinics, service revenues decreased approximately $0.3 million from $5.0 million for the three-month period ended September 30, 2006 to $4.7 million for the three-month period ended September 30, 2007. This decrease was primarily due to an increase totaling $0.4 million in service revenues for the Commercial Aviation and Business and General Aviation markets, offset by a decrease of approximately $0.7 million in evacuation revenues. Service revenues represented 64% and 66% of our total revenues for the three months ended September 30, 2007 and 2006, respectively.

MEDAIRE, INC. AND SUBSIDIARIES
Equipment Revenues. Our equipment revenues increased to $1.9 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006, an increase of approximately $0.1 million or 5.1%. The increase in equipment revenues primarily reflects increases in sales of defibrillators, medical kits and kit repairs, due to increased demand for equipment in the Business and General Aviation, Commercial Aviation and Commercial Maritime markets. Equipment revenues represented 25% and 23% of total revenues for the three months ended September 30, 2007 and 2006, respectively.
Education Revenues. Our education revenues remained relatively consistent at approximately $0.8 million for both the three months ended September 30, 2007 and 2006. Education revenues represented 11% of total revenues for both the three months ended September 30, 2007 and 2006, respectively.
Cost of Revenues
Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues decreased to $2.6 million for the three months ended September 30, 2007 from $3.0 million for the three months ended September 30, 2006, a decrease of 13.5%, representing 54% and 58% as a percentage of service revenues for the respective periods. The resulting increase in the gross margin percentage for service revenues was due to the divestiture of the unprofitable Global Doctor clinics in the second and third quarters of 2006 as well as increased operational leverage realized in our Global Response Services. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix, including the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow and as we continue to make improvements in operational efficiency in service delivery.
Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies and personnel costs to assemble the kits. Cost of equipment revenues remained relatively consistent at approximately $1.0 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, representing 56% of equipment revenues for the respective periods. We anticipate as we work to grow medical kit revenues that we will increase our economies of scale resulting in slightly higher margins.
Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues increased approximately $0.2 million from $0.4 million for the three month period ended September 30, 2006 to $0.6 million for the three month period ended September 30, 2007. These costs represent 72% and 46% as a percentage of education revenues in the respective periods. The decrease in the resulting gross margin percentage for education is due to investments that the Company has made to enhance the quality of our education curriculum for customers.
Operating Expenses
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses decreased $0.1 million from $1.4 million for the three months ended September 30, 2006 to $1.3 million for the three months ended September 30, 2007. The decrease in sales and marketing expenses of 5.7% was primarily due to decreases in recruiting expenses for sales and marketing personnel as well as decreases in advertising and public relations expenses. We anticipate that sales and marketing expense as a percentage of revenues will increase slightly in future periods as we make investments in market research and business development within our core markets that we expect to drive future revenue growth.
General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses decreased to $1.3 million for the three months ended September 30, 2007, from $1.5 million for the three months ended September 30, 2006, a decrease of 8.9%. The decrease from 2006 to 2007 is due primarily to decreases in salaries and wages, recruiting fees, and fees paid to independent contractors, offset by an increase in bad debt expense. General and administrative expenses represented 18% and 19% of our total revenues for the three months ended September 30, 2007 and 2006, respectively.

MEDAIRE, INC. AND SUBSIDIARIES
Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization was relatively consistent for the three months ended September 30, 2007 and the three months ended September 30, 2006.
Other Income and Expenses
Loss on Sale of Subsidiary. The loss on sale of subsidiary during the three months ended September 30, 2006, primarily represents an increase of approximately $0.2 million during the third quarter of 2006 in the estimated loss on the sale of the eight Global Doctor medical clinics.
Interest Income. Interest income increased to approximately $64,000 for the three months ended September 30, 2007 from approximately $18,000 for the three months ended September 30, 2006 due to a higher average cash balance during the three months ended September 30, 2007 as well as higher rates of return generated on our cash balance.
Interest Expense. Interest expense increased to approximately $13,000 for the three months ended September 30, 2007, from approximately $6,000 for the three months ended September 30, 2006 due to additional lease obligations incurred during the three months ended September 30, 2006.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Revenues
Revenues for the nine months ended September 30, 2007 were $23.0 million compared to $22.7 million for the nine months ended September 30, 2006, an increase of $0.3 million or 1.3%. Excluding the impact of the decrease in Global Doctor revenues of $1.7 million for the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006 as a result of the sale of the Global Doctor entities, revenues increased $2.0 million or 9.6%. No one customer accounted for more than 10% of our revenues for the nine months ended September 30, 2007 or 2006. The increase in revenues was driven by both increases in prices and an increase in volume in the Business and General Aviation, Commercial Aviation and Commercial Maritime markets.
Service Revenues. Our service revenues decreased to $14.6 million for the nine months ended September 30, 2007 from $15.2 million for the nine months ended September 30, 2006, a decrease of 3.9%. The decrease in service revenues was due to a decrease in Global Doctor clinic revenue of $1.7 million as a result of the sale of the Global Doctor entities in the second and third fiscal quarters of 2006, partially offset by increases in service revenues of approximately $1.1 million. This $1.1 million increase in service revenues was primarily due to increases in revenues generated from the Business and General Aviation and Commercial Aviation markets. Service revenues represented approximately 64% and 67% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively.
Equipment Revenues. Our equipment revenues increased to $5.7 million for the nine months ended September 30, 2007 from $5.0 million for the nine months ended September 30, 2006, an increase of 13.4%. The increase in equipment revenues, principally representing medical kits and kit repairs, was primarily the result of increased demand in the Business and General Aviation, Commercial Aviation and Commercial Maritime markets. Equipment revenues represented 25% and 22% of total revenues for the nine months ended September 30, 2007 and 2006, respectively.
Education Revenues. Our education revenues increased to $2.7 million for the nine months ended September 30, 2007 from $2.4 million for the nine months ended September 30, 2006, an increase of 8.9%. The increase in education revenues primarily relates to increases in education revenues generated from the Business and General Aviation market. Education revenues represented 12% and 11% of total revenues for the nine months ended September 30, 2007 and 2006, respectively.

MEDAIRE, INC. AND SUBSIDIARIES
Cost of Revenues
Cost of Service Revenues. Cost of service revenues consists primarily of the cost of providing 24/7/365 access and medical services to customers, including clinic operations and the operation of our Global Response Center. Our cost of service revenues decreased to $8.0 million for the nine months ended September 30, 2007 from $9.7 million for the nine months ended September 30, 2006, a decrease of $1.7 million or 17.7%, representing 55% and 64% as a percentage of service revenues in the respective periods. The increase in the resulting gross margin percentage for service revenues was due to the divestiture of the unprofitable Global Doctor clinics in the second and third quarters of 2006 as well as increased operational leverage realized in our Global Response Services. We expect service costs as a percentage of service revenue to vary from period to period depending upon product mix, including the fluctuation in demand for medical evacuation and consultation services. We anticipate continuing to achieve economies of scale as our revenues grow and as we continue to make improvements in operational efficiency in service delivery.
Cost of Equipment Revenues. Cost of equipment revenues consists primarily of medical kit supplies and personnel costs to assemble the kits. Cost of equipment revenues increased to $3.2 million for the nine months ended September 30, 2007 from $3.1 million for the nine months ended September 30, 2006, an increase of 5.6%. The cost of equipment revenues represent 57% and 61% as a percentage of equipment revenues in the respective periods. The resulting increase in the gross margin percentage was primarily attributable to increased prices and better cost controls resulting from improved operational efficiency. We anticipate as we work to grow medical kit revenues that we will increase the economies of scale resulting in slightly higher margins.
Cost of Education Revenues. Cost of education revenues consists primarily of personnel related costs to produce and deliver training courses to our clients. Cost of education revenues increased approximately $0.2 million, or 16.7%, for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, increasing from $1.4 million for the nine months ended September 30, 2006 to $1.6 million for the nine months ended September 30, 2007. These costs represented 61% and 57% as a percentage of education revenues in the respective periods. The decrease in the resulting gross margin percentage was due to investments that the Company has made to enhance the quality of our education curriculum for customers.
Operating Expenses
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of compensation for the sales force and marketing and promotional costs to increase brand awareness in the marketplace and to generate sales leads. Sales and marketing expenses decreased to $3.7 million for the nine months ended September 30, 2007 from $4.1 million for the nine months ended September 30, 2006, a decrease of 9.6%. The decrease in sales and marketing expenses was primarily due to decreases in stock option expense from 2006 to 2007, decreases in salaries, wages and sales incentives due to a lower departmental headcount, and decreases in advertising and public relations expenses. We expect sales and marketing expense as a percentage of revenues to increase slightly in future periods as we make investments in market research and business development within our core markets that we expect to drive future revenue growth.
General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, as well as outside professional fees. General and administrative expenses decreased to $4.3 million for the nine months ended September 30, 2007, from $5.5 million for the nine months ended September 30, 2006, a decrease of 22.7%. The decrease is primarily due to several one-time costs incurred during the nine-month period ended September 30, 2006 as follows: approximately $0.2 million of legal, accounting and incremental staffing expenses incurred in the filing of our Registration Statement on Form 10 with the Securities and Exchange Commission, legal fees for shareholder actions of approximately $0.3 million, $0.5 million related to adoption of the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method where compensation cost is recognized as options vest and $0.6 million in expense for the accrual of garden leave obligations. The decreases in 2007 resulting from these one-time costs incurred during the nine months ended September 30, 2006, were offset by an increase of approximately $0.2 million in bad debt expense and a net increase in other G&A expenses of approximately $0.2 million. General and administrative expenses represented 19% and 24% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively.

MEDAIRE, INC. AND SUBSIDIARIES
Depreciation and Amortization Expenses. Depreciation and amortization expenses consist primarily of depreciation related to computer equipment, software and furniture and fixtures as well as amortization of specifically identified intangible assets. Depreciation and amortization was relatively consistent for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.
Other Income and Expenses
Loss on Sale of Subsidiary and Write-off of Long-term Asset. The loss on sale of subsidiary and write-off of long-term asset during the nine months ended September 30, 2006, primarily represents the estimated loss of $731,957 on the sale of the eight Global Doctor medical clinics, as previously disclosed, and a $100,876 write-off of an investment made in 2004 in a Chinese hospital construction project. Management determined during the second quarter 2006 that the construction of this project was no longer viable after discussions and correspondence with the project managers.
Interest Income. Interest income increased to approximately $154,000 for the nine months ended September 30, 2007, from approximately $38,000 for the nine months ended September 30, 2006 due to a higher average cash balance during the nine months ended September 30, 2007 as well as higher rates of return generated on our cash balance.
Interest Expense. Interest expense increased to approximately $47,000 for the nine months ended September 30, 2007, from approximately $15,000 for the nine months ended September 30, 2006 due to the additional lease obligations incurred during the third quarter of 2006.
Liquidity and Capital Resources
As of September 30, 2007, we had unrestricted cash and cash equivalents of $5.4 million, an increase of $1.5 million from December 31, 2006. Our working capital, excluding the current portion of deferred revenues at September 30, 2007 was $9.4 million, compared to $7.2 million at December 31, 2006. The increase in working capital excluding the current portion of deferred revenues is due primarily to the $1.5 million increase in cash and cash equivalents, which resulted primarily from positive operating cash flows of approximately $1.9 million for the nine months ended September 30, 2007. We believe that our existing cash and cash equivalents combined with our cash flow from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over the next year.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of September 30, 2007. As part of our evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in our internal controls over financial reporting continue to exist. Although we have devoted significant time and resources toward remediating our reported material weakness and made progress in that regard, our management has concluded that the control deficiency relating to the reported material weaknesses have not been effectively remediated as of September 30, 2007. In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b)     Change in Internal Control over Financial Reporting
Except as noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Item 1A. Risk Factors” in Part II of this report.

MEDAIRE, INC. AND SUBSIDIARIES
Part II. Other Information
Item 1. Legal Proceedings
The Company is not currently a named party in any legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Risk Factors included in our Annual Report on Form 10-K have not materially changed other than as set forth below. The first risk factor below has been revised. The second risk factor below has not been substantially revised, but is being restated here to facilitate the cross-reference made at the end of “Item 4. Controls and Procedures” in Part I of this report.
We have intangible assets and goodwill, whose values may become impaired.
Goodwill represents 5% of our assets. Goodwill was approximately $795,000 as of September 30, 2007. If we make any new acquisitions it is likely that we will record additional goodwill on our books. We periodically evaluate our goodwill to determine whether all or a portion of its carrying value may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment of our goodwill could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.
We will need to monitor and implement finance and accounting systems, procedures and controls.
In connection with our review of our consolidated financial statements for the nine months ended September 30, 2007 and for the year ended December 31, 2006 and the review and audit of those statements by our independent auditors, we determined that our fiscal year 2006 year-end closing process did not ensure that all significant elements of our consolidated financial statements were adequately reviewed and reported on a timely basis. In our post-closing and audit processes, certain issues were discovered by us and our independent auditors that resulted in adjustments to our consolidated financial statements. We discussed these matters before our consolidated financial statements for the year ended December 31, 2006 were completed, and they are properly accounted for in our consolidated financial statements. However, we have concluded that the failure to discover these items in our regular closing process is a result of a significant deficiency that constitutes a material weakness in the design or operation of our internal controls over financial reporting. Our management is working to identify and implement corrective actions where required to improve the effectiveness and timeliness of our internal controls, including the enhancement of our systems and procedures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the nine month period ended September 30, 2007.

MEDAIRE, INC. AND SUBSIDIARIES
Item 3. Defaults Upon Senior Securities
There were no defaults upon senior securities during the nine month period ended September 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
During the three-month period ended September 30, 2007, no matters were submitted for a vote of security holders.
Item 5. Other Information
There were no items to be disclosed relative to the third quarter 2007 that have not otherwise been disclosed.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended. [1]

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended. [1]

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDAIRE, INC.
	By:	/s/ James Allen Williams
Dated: November 9, 2007		James Allen Williams
Chief Executive Officer (principal executive officer)

	By:	/s/ Roger D. Sandeen
Dated: November 9, 2007		Roger D. Sandeen
Chief Financial Officer (principal financial and accounting officer)